Form 10QSB
period 2005-04-30
DORANETTI MUSIC INC
filed 2005-06-14
CIK 1266178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2005

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
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,100,000 common shares issued and outstanding as of June 13, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

April 30,
2005
ASSETS
Current assets
Cash	$ 27
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 2,554
Shareholder advances	8,829
Total current liabilities	11,383
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,100,000 shares issued and outstanding	2,100
Deficit accumulated during the development stage	(13,456)
Total Stockholders' Deficit	(11,356)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 27

The accompanying notes are an integral part of these financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended April 30, 2005 and 2004
and from July 2, 2002 (Inception) through April 30, 2005

	Three Months Ended April 30,		Nine Months Ended April 30,		Inception through January 31,
	2005	2004	2005	2004	2005
Expenses:
General and administrative	$ 1,154	$ 2,000	$ 6,654	$ -	$ 13,456

Net loss	$ 1,154	$ 2,000	$ 6,654	$ -	$ 13,456
Net loss per share:
Basic and diluted	$ 0.00	$ 0.00	$ (0.00)	$ 0.00
Weighted average shares outstanding:
Basic and diluted	2,100,000	2,100,000	2,100,000	2,100,000

The accompanying notes are an integral part of these financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended April 30, 2005 and 2004
and from July 2, 2002 (Inception) through April 30, 2005

	Nine Months Ended April 30,		Inception through January 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (6,654)	$ -	$ (13,456)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock for services	-	-	100
Net change in:
Accounts payable	554	-	2,554
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,100)	-	(10,802)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances, net	6,100	-	8,829
Collection of subscription receivable	-	-	1,800
Sale of common stock	-	-	200
CASH FLOWS PROVIDED BY FINANCING	6,100	-	10,829
NET CHANGE IN CASH	-		27
Cash, beginning of period	27	27	-
Cash, end of period	$ 27	$ 27	$ 27
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Doranetti Music, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form SB-2, have been omitted.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we", "us", "our company", and "Doranetti" mean Doranetti Music Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

General

We were incorporated in the State of Nevada on July 3, 2002. We have no current business. We are a development stage company, with no assets, revenue, experience in the proposed line of business, or capital, and a deficit of $13,456 since our inception. We intend to be a start-up music producing company. We maintain our statutory registered agent's office at Suite 880 - 50 West Liberty Street, Reno, Nevada, 89501 and our business office is located at 20 Rose Street, Smithtown New York 11787. Our telephone number is (631) 796-6211. We do not lease or own any real property. Our office space is an office located within the personal residence of Mr. Christopher Doran. When we commence operations, it may be necessary for us to seek appropriate individual offices. Management believes suitable commercial space will be available when it is necessary.

Background

We have only just completed our first business plan to produce an album featuring the accomplished Tenor vocalist Christopher Jon Doran. We have not yet commenced the production of our proposed album, or the marketing and deployment of the album. We intend to do this upon completion of our current offering of up to 2,000,000 common shares pursuant to our SB2 registration statement declared effective on February 22, 2005. We presently have no cash with which to satisfy any future cash requirements. The minimum amount being raised in the current Offering is $120,000. Management may purchase shares in the Offering in order to reach the minimum. Any shares management purchases will be for investment purposes only and not for resale. The maximum number of shares management will purchase is 400,000 for proceeds of $60,000.

Proposed Business Focus

We intend to produce an album featuring the accomplished Tenor vocalist Christopher Jon Doran See "Background of Officers and Directors". The funds from this offering will be used exclusively for the production of this album. The album will consist of 12 pieces, including several opera arias, Neapolitan folk songs and one to two original selections. It is proposed that the album will be recorded in London, England.  Once the album is released, we will retain an international distributor to handle shipping while either an interested record label or an independent promotions team will be responsible for all the marketing. In the future, if this album is successful (demand for the CD exceeds the supply) we may produce more copies of the album to satisfy the demand. We may also produce other CDs by Christopher Doran if we sell all of the CDs initially produced. In addition, we may even produce albums for other artists in different musical genres. We have not located any such other artists and in order to produce further albums we would likely have to raise additional financing.

Our principal product will be the CD featuring Christopher Doran. We have no agreement for the manufacture of the CD to date, however, we are aware of numerous manufactures in the greater New York area who produce limited numbers of pieces for smaller artists.

Distributors normally agree to distribute an artist's product in return for a commission on each unit sold. We anticipate shipping our CD's directly from the manufacturer to the distributor. To date, we have no formal agreement, preliminary or otherwise, with either a distributor or manufacturer. We do not anticipate obtaining a distributor until we have produced a CD. We anticipate that our CD will be sold in retail stores in the US only, however, this determination will be made by the distributor.

The CD market for independent performers of opera and Neapolitan folk songs is small compared to other musical genres. There is very little statistical data on this particular musical market, however, in our view it is a small niche market.

Promotion will mainly be supported by radio, television, a web page and various live performances. No negotiations or agreements, preliminary or otherwise have been entered into for any of these services. The determination of which promotions to be used will be done by our board of directors. We propose to include a duet with a prominent female singer. No negotiations or agreements, preliminary or otherwise have been entered into with a prominent female singer. See "Plan of Operations: Female Singer." The duet selection will also be supported by a poster campaign and a produced music video. No arrangements or negotiations for the video and poster campaign have taken place.

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

Potential Revenue Streams

There are three potential revenue streams which we are targeting in our proposed business plan:

  CD Sales-We anticipate the primary revenue stream to be derived from the sale of CD's to retail consumers. We anticipate that the price per CD will be approximately $20. Of the $20 in revenue generated from each CD, $4 will go to Mr. Christopher Doran pursuant to the music production agreement. In addition, approximately 5 to 10% of the revenue derived from the sale of each CD may go to each of the distributor and marketing companies. We intend to initially produce 20,000 CD's. If we raise less money in this offering we will produce fewer CDs (5,000-10,000 CDs).

  Merchandising-Although more conducive to a rock or top 40 type artist, we are hopeful that there may be sales possibilities for items some as t-shirts and posters with the image of Mr. Doran. We anticipate that we will employ other companies to merchandise the CD. No negotiations or agreements, preliminary or otherwise have been entered into in the merchandising market for CDs of opera and Neapolitan folk songs. Sales will be dictated by the sale of the CD. We are of the view that the merchandising market for CDs of opera and Neapolitan songs is a niche market that is relatively small. Given that, we anticipate that there will be little competition for merchandising products. We do not however anticipate significant sales in this area.
  Touring-Mr. Doran may consider limited touring. We will receive a portion of the income derived from any tours conducted by Mr. Doran. Mr. Doran may commence limited touring in the eastern United States seaboard area to minimize travel costs. As set out in the music artist agreement we will receive approximately 80% of the revenue derived from the touring. The remainder of the revenues will go to Mr. Christopher Doran. In addition, if a third party is retained to handle the touring arrangements they will receive a portion of the revenue (derived from our 80%) and as such the revenue coming to us will be decreased. The music artist agreement between the Company and Mr. Doran contemplates Mr. Doran conducting tours, however, this is not an obligation of Mr. Doran under the agreement. Nonetheless, Mr. Doran has expressed a willingness to conduct limited touring. While Mr. Doran has expressed a willingness to tour, he is under no obligation to do so and may be unable to complete such tours.

See "Executive Compensation: Compensation of Christopher Doran".

Unless we are able to derive revenue from any or all of these three potential sources our proposed business operations will fail.

Industry Background

The Major Labels

The following facts and figures were derived from the IFPI website. IFPI is the association representing the international recording industry.

There are two types of record companies in the industry: the first group, the majors (the "Majors"), such as Warner Brothers, BMG, Polygram, etc. which sell primarily "pop" music, and the second group, the independent record companies (the "Independents") such as Popular Records, TJSB Records Ltd. and NUMUZIK", which are smaller music sellers usually focused on a distinct niche audience. A major label is usually distributed by the recording company itself, or by a subsidiary company owned by or affiliated with the Majors.

There are six recording and distribution companies (The "Majors") which dominate the U.S. music industry, and which manufacture and distribute over two hundred labels, supplying music wholesalers and retailers with about 80% of the U.S. market - Warner-Elektra-Atlantic (WEA); Polygram Group Distribution (PGD); MCA Music Entertainment; BMG Distribution, Sony Music Entertainment, and CEMA/UNI Distribution (Source: IFPI website).

The Majors today operate in a similar fashion to film distributors, rather than production houses, having the organization and money to take new music to the public, but little ability to 'create' the music themselves. They buy out successful independent labels and artist-owned companies, enter into joint ventures with them, or contract with them for distribution rights.

The Independent Labels

The Independents are in essence smaller versions of the Majors and account for the remaining 20% of recorded music sales or approximately $2 billion per year. They traditionally service small areas or regions and represent over 2,500 independent labels. The Independents rely on many small independent distributors to have their albums sold. Independents' albums are distributed by nearly 300 independent record distributors.

In the early 1950's, the power center of the music industry shifted from an alliance of publishing houses and film studios to record companies. This shift reflected the ascent of records as the leading source of revenue for the industry. The market was dominated by a handful of major labels, but dozens of Independents were carving out successful niches for themselves which continue until the present time. Companies such as Elektra, Fantasy, A&M; Motown, Stax, Chess, Sun and Dot had their start during this period.

The Independents provide the conditions for new sounds to grow and old 'niche' sounds to flourish. All significant new musical trends have had their birth in independent record companies and production houses. From early Independents like Verve, Specialty, Sun and Stax, to post-rock labels like Rounder, Green Linnet and Alligator, to more recent upstarts like Sub-Pop, Epitaph, Tommy Boy and Profile, the key to the success of Independents is locating great sounds and packaging them for 'niche' market consumption. The Independents are diverse and span every style from classical to hip-hop and folk to new age. The Independents are the major source for new music. It serves as the R&D laboratory for the Majors. The Independents are artistically and creatively on the cutting-edge of 'new music', the fastest-growing segment of the industry today. It includes everything from rap, urban and ambient to country, jungle and folk.

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

We are currently party to a music production agreement with Mr. Christopher Doran, one of our officers and directors. The entire agreement is attached as an appendix to this agreement. Under this agreement Mr. Doran is entitled to 20% of all revenue derived from the sale of any product associated with the production of the album including CD's, merchandising and touring.

Pursuant to the agreement we engaged Mr. Christopher Doran to write and compose up to 12 opera arias including up to two original selections (hereinafter referred to as the "Opera Arias") and in addition thereto to render his services in arranging, orchestrating, supervising, and conducting the Opera Arias. Mr. Christopher Doran assigned all rights to the Opera Arias to us. We also have the right to produce, cut, edit, add to and rearrange, and revise in any manner the Opera Arias.

The orchestra and or female singer who perform on the CD may also be entitled to royalty rights from revenue derived from the sale of our CD or related products. We have no agreements in place to date on these matters and this is subject to negotiation. We may also opt to pay a small lump sum advance buyout of the orchestra's rights to royalties as a performer. We estimate that the percent royalty payable to the orchestra will be approximately 10%.

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

The one or two original pieces to be featured on the album will be composed in the style of "classical-pop cross-over", in that they will combine a blend of classical opera and popular music styles (similar in style to many of the recordings of Andrea Bocelli and rising star Josh Groban). Mr. Doran intends to write the original songs himself, using his computer music production and composition software known as Logic Audio. There will be no additional fees associated with writing the original songs or any agreements (other than the music production agreement with Chris Doran) regarding the writing of the songs other than those in respect of production assistance as disclosed below under "Original Selections" below. Pursuant to the music production agreement with Chris Doran, Mr. Doran, his successors, assigns, and licensees, own all rights, including all rights of copyright in the original songs. The only payment Mr. Doran shall receive for the original songs shall be derived from his 20% royalty interest.

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

All amounts have been converted from Pounds Sterling to US Dollars as of the date of this document. We anticipate that the Orchestra will require all fees be paid in advance, 12 days prior to the first recording session:

General rate for audio recording (one 3 hour session):	$10,094.00
Management Fee (12.5%) (payable to the manager of the Orchestra)	$1,262.00
Classical rate for audio recording (two 3 hour sessions):
60 players (including concert master and librarian)	$15,700.00
Management Fee (12.5%)	$2,213.00
Conductor (as negotiated with his or her agent)	$4,668.00
Instrument Transportation (includes basic orchestral percussion)	$1,478.00
Rehearsal fee for two hours of time (if possible)	$5,000.00
Rehearsal location - large room rental for two hours	$2,000.00
Purchase of sheet music from Kalmus Music (10 selections)	$928.00
Total cost for hiring the orchestra	$43,343.00

We note that there may be additional musician union fees for signing a union contract as well as buyout options to avoid paying out royalties on individual album sales. We have had no formal discussions regarding any such arrangements. Based on our informal discussions with music producers and other artists, hiring musicians who are part of a union requires payment of union fees, which typically range from $15 to $20 per individual. We may also opt to pay a small lump sum advance buyout of the orchestra's rights to royalties as a performer. We expect both of these expenditures to be covered by our allocation for miscellaneous expenses as set out under "Additional Expenses".

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

Recording Facilities and Personnel

There are two main recording philosophies regarding Classical orchestral sessions.  The first is to record the orchestra in a live performance hall using ambient and spot microphones. Here, the natural reverb (the reverberation of sound) of the hall is used, though there's less opportunity to enhance the sound after the fact.  This method requires both hall rental and mobile recording.  The second approach is to record the orchestra in a professional recording studio large enough for every player to be comfortable.  This is how most film scores are recorded as it offers the most flexibility for enhancements such as overdubs and frequency adjustment.  Our proposal focuses on the latter concept.

The process of recording this album will be as follows:  the orchestra will be recorded first over a one to two day period, then the tenor and other vocal parts will be overdubbed over the following four to five days, and finally, all the tracks will be mixed for approximately one week.

Current rates at Abbey Road Studios in London, England are as follows. We have no agreement to record at Abbey Road Studios.
daily rate for the large Studio 1 (includes assist. engineer)	$3,000.00
entire booking would be 14 days	$42,000.00
daily setup fee of $150.00	$2,100.00
Experienced engineer for 14 days	$9,200.00
Format for Sony 48 track digital tape (4 hours running time)	$1,823.00
Album producer fee (flat fee for 14 days in the studio)	$12,000.00
The fees listed for recording the CD at Abbey Road are all the costs in recording the CD. ORIGINAL SELECTIONS:
MIDI (Musical Instrument Digital Interface) studio production - includes MIDI mock-ups and possible audio transfers - this will involve the use of Mr. Doran's composition tracks which will be transferred into a software program known as Protools for production.	$7,500.00
Orchestration cost for 60 pieces (2 original songs) - this will be the cost for assistance by a producer in assisting with orchestration for 60 a piece ensemble.	$4,800.00
Copying charges for the orchestral music (2 original songs)	$2,800.00
Mastering cost for the entire album at Gateway Mastering Studios - mastering is the final process of taking the tracks (vocal and instrumental) and balancing them on the final CD which will then be used to make copies for distribution.	$5,400.00
Total cost of recording facilities and personnel:	$87,623.00

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

Additional Expenses

The "additional expenses" of $85,660 described below include expenses of hiring the female singer, travel costs, packaging and miscellaneous expenses.

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

Our estimate for the total costs of hiring a female singer is based on our information discussions with local music producers and performers, as well as our own knowledge of the industry. The estimate does not include royalties due to the singer which are always negotiated at the time of hiring. The amount of the royalty payable to a female singer will depend on her stature. We anticipate that a royalty would be approximately 15 to 20%. If possible, we may also opt to pay a small lump sum advance buyout of the singer's rights to royalties as a performer.

Travel

Travel expense budget includes airfare to the United Kingdom, hotel and daily allowance for meals and transportation - the following personnel will need to be relocated for two weeks during the recording of this CD:

  Christopher Jon Doran (tenor solo artist)
  Brad Doran (album producer and administrator)
Average airfare costs (two people)	$3,000.00
Hotel for 14 nights (two rooms)	$8,600.00
Daily food and transportation budget ($250.00 )
by 14 nights over three people	$10,500.00
Initial proposal research and preparation fee (includes long distance phone, CD's and materials)	$700.00

The fees listed include all costs in connection with traveling to record the CD in London. The daily food and transportation budget covers three persons, which includes the vocalist, the producer and an assistant (if necessary).

Packaging

It is our goal that the packaging of this CD will satisfy both the classical connoisseur and mainstream fans alike. The artwork will contain many full color photos of Christopher Jon Doran, as well as the female guest vocalist, the orchestra and the recording process. We also intend to include a full colour booklet with a detailed artist history, song lyrics, and a full credit list including supporters and patrons. Based on informal discussions with music producers, we believe we can include photographs of the Symphony or the female singer in the packaging of the CD. It is anticipated that there may well be associated fees or royalties in respect of such inclusions, which amounts are anticipated to be covered by our allocation for "additional expenses". In the event that such fees or royalties are cost prohibitive, the company may decide not to include such photographs in the CD packaging. We anticipate the cost of the royalties for the inclusion of photographs of the Symphony or the female singer to be approximately $1,000 each.

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
  Finding an international label interested in distribution.
  Printing a full-colour poster campaign to be used primarily at CD stores. We anticipate the costs for this to be approximately $5,000.
  Creation of one or two music videos featuring the single releases (eg. the duet) from the album (this would most likely be a co-effort with the female singer's label). We anticipate the costs for this to be approximately $30,000.
  Creation of an artist web page where people can hear clips of the material and CDs can be purchased. We anticipate the costs for this to be approximately $5,000. If we raise the minimum amount of proceeds we will undertake only limited promotional efforts. Such limited promotional efforts will primarily include web site and performance promotion only.

  A teaser postcard campaign will be developed. This will consist of three different postcards which will be mailed to radio, press and retail outlets. The first card will drop or be delivered two weeks prior to the release date of the album. This card will feature a photograph of Mr. Doran and key information on the upcoming release of the album. The second card drop will take place approximately three weeks after the release date of the album and should include radio information and appearances. The third card drop will take place approximately five weeks after the release announcing the release of the album, radio updates and quotes from media on the record. The objective is to build Mr. Doran's overall awareness in the marketplace. We anticipate the costs for this to be approximately $5,000.
Estimated cost of promotional concepts over 1 year:	$65,000.00
Total proposed cost to produce, manufacture and promote the Christopher Jon Doran tenor solo album:	$280,626.00

The marketing and promotion of our CD will primarily be supported by advertising on radio, television, a web page and various performances by Christopher Doran. The anticipated costs associated with the promotion are $65,000, as described above. In order to cover the entire cost of producing the album we may need to seek additional sources of funding. We have not secured any additional sources of funding to date.

We believe that this album will cater to several large music markets in its wide appeal.  We believe the sound of a strong Tenor with a full orchestra is becoming increasingly popular in today's culture, thanks to the efforts of great singers such as Pavarotti and Domingo. It is our goal to make an internationally acclaimed album using memorable arias mixed with fresh original music, a well respected orchestra and a popular female artist.

We cannot currently satisfy our cash requirements, but until our current offering pursuant to an SB2 registration statement declared effective February 22, 2005 is completed, Christopher Doran has agreed to loan us small amounts of money as required for general and administrative expenses (although there is no written agreement to this effect). We require proceeds from the current offering before we can commence any significant operations. So long as we raise the minimum amount under the offering, we do not believe will we have to raise additional funds in the following twelve months thereafter. We do not intend to undertake any product research or development in the next twelve months. We do not own any plant or equipment, nor do we intend to acquire or sell any plant or significant equipment in the next twelve months. Messrs. Doran and Doran are our only employees and we do not intend to make any significant changes in the number of employees during the next twelve months.

Milestones and Expenditures Related to Becoming a Music Production Company

The following sets out our business plan milestones to becoming a music production company, the steps necessary to accomplish each milestone, the time for reaching each milestone in months and the anticipated costs of each step (and how the costs will be financed):

    Production and promotion of an album featuring tenor vocalist Christopher Jon Doran - we intend to commence production of the album within 30 to 45 days after completion of this offering, however, we estimate that completing this milestone (including promotional efforts) will take approximately 12 months. We will require a minimum amount of $120,000 in financing from our current offering pursuant to an SB2 registration statement declared effective on February 22, 2005 to achieve this milestone. The following steps are necessary to achieve this milestone:
      Writing of original pieces by Mr. Christopher Doran. Mr. Doran commenced the writing of the original pieces for our album approximately 4 months ago. We anticipate the completion of these original pieces within 15 days after completion of our current offering.
      Hiring the Symphony Orchestra for the recording - we estimate this will cost approximately $43,000. If we do not raise sufficient funds, we may consider using the Symphony for a shorter duration or, if necessary, we may use an alternative orchestra to achieve additional cost savings.

      Production of the album booking the Studio - we estimate this will cost between $43,000 to $86,000, depending upon the amount of days we book in the studio. We anticipate that the timeframe for production will be 7 to 14 days commencing approximately 60 to 75 days after completion of our current offering.
      Hiring of female singer to accompany Mr. Doran on the musical pieces - we estimate that this will cost approximately $10,000 to $30,000, depending upon the profile of the particular artist sought. The profile of the artist will be dictated by the proceeds raised from the offering. We have not commenced any efforts to locate a suitable female singer. If we do not raise sufficient funds we may decide not to hire a female accompanist. We anticipate that the timeframe for hiring a female singer to be approximately 45 days after completion of our current offering.
      Packaging of 5,000 - 20,000 CDs for distribution - this step will cost approximately $5,200 (if we make only 5,000 CDs) and $20,800 (if we make 20,000). We anticipate that the timeframe for packaging the CD will be approximately 90 to 120 days after completion of our current offering.
      Promotion of the album - this will cost up to $65,000 over a period of 12 months. We anticipate that the timeframe for the promotion of the CD will be approximately 120 days after completion of our current offering.
      We estimate that we will first generate revenues within approximately 12 months from the production and promotion of our first album featuring Mr. Doran.
    Production and promotion of additional albums featuring tenor vocalist Christopher Jon Doran and/or other classically trained vocalists - subject to the success of our first album featuring Christopher Jon Doran, we may decide to undertake an additional album featuring Mr. Doran. Alternatively, we may decide to produce and promote additional albums featuring other classically trained vocalists. We have not yet commenced our search for any other vocalists, nor have we arranged any financing to undertake a second album. We require equity financing in this current offering in order to produce and promote our first album featuring Christopher Doran. We will most likely need to obtain additional financing in the future in respect of our intention to produce a second or subsequent albums. We have no assurance that future financing will be available to us at all or on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing will result in additional dilution to existing shareholders. It is our long term goal to become a production company. Whether this occurs will depend on a number of factors the principal one being the success of this CD with Mr. Christopher Doran. If this CD is not successful we will likely not produce further albums and we will not continue as a production company and we will likely dissolve. Other factors that will influence our decision and ability to continue as a production company will be our ability to raise additional funds above and beyond this offering. If we obtain additional funding we will not dissolve regardless of the success of the CD of Christopher Doran.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

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

  Our management has never established or managed a music production company before, and has no experience. Our officers and directors have little or no direct experience in the management of a music production company. In the future we will recruit management with more expertise in the music production industry and we may be unable to do this. In the mean time, our current officers and directors will be devoting only approximately 10% of their professional time to our operations. Our management's lack of experience and devotion of time may make us more vulnerable than other companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management. Our management's lack of experience may prevent the adequate marketing of our CD. In particular, if management's estimates of expenditures are erroneous our business will fail and you will lose your entire investment. Our management's lack of previous experience may harm our operations or cause us to go out of business.

  We are party to an agreement with Christopher Doran, one of our directors and officers. Mr. Doran is a non-arm's length party and as such our ability to act independently may be impaired. If we are unable to act independently we may miss out on business opportunities if there is a conflict between us and Christopher Doran. If we miss out on business opportunities this may decrease our potential revenue.

  We are party to a related party transaction with one of our directors and officers, Mr. Christopher Doran. The music artist agreement was not entered into at arm's length and Mr. Christopher Doran will receive a fee of 20% of all revenue derived from the sale of any product associated with the production of the CD, including merchandising and revenue. This fee payable to Mr. Doran will decrease the revenues received by us.

  We have no operating history and have maintained losses since inception which we expect to continue into the future. We have never had any revenues to date. Failure to generate revenues will cause us to go out of business.

We were incorporated on July 3, 2002 and only just recently completed our business plan to produce a music album. None of the business plan has been implemented to date. We have not commenced operations or realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. We have not entered into or negotiated any contracts for a recording studio, orchestra, distributor, record label, promotions team, radio or television advertisements, web page, venues for live performances or a prominent female performer. Our net loss since inception is $13,456. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
    the success of our first album featuring our president, Christopher Jon Doran our ability to successfully produce and market our first music album as well as successive albums our ability to generate ongoing revenues
    our ability to reduce production and marketing costs
    our ability to compete with more established music production companies

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

  To conduct costly marketing activities for the album, we may need to raise additional funds. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a result of a number of factors, including those described in these risk factors. We are currently offering the sale of up to 2,000,000 of our common shares pursuant to an SB2 registration statement declared effective on February 22, 2005. We anticipate being able to meet our needs for working capital and capital expenditures for at least the next 12 months if we raise the minimum offering of $120,000. Approximately $20,000 of this will be used to pay our offering expenses. However, we may need to arrange for additional funding beyond this amount. We do not have any commitments for such additional funding. We expect to raise additional working capital through offerings of our common stock or through loans. There is no guaranty that we will be able to arrange for equity financings or obtain loans on favorable terms or on any terms at all. If we are not able to raise additional working capital, our ability to expand and raise revenue will be harmed. In addition, our inability to raise additional working capital may force us to go out of business in which case you will lose your entire investment.

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
  We are undercapitalized and as of April 30, 2005 we have assets of only $27. If we do not receive additional funding or loans we will go out of business.

  As of April 30, 2005 we had assets of $27. If we do not receive additional funding by way of a private placement or loan we will not be able to meet our expenses as they come due and we will be forced to go out of business prior to the closing of the offering. Given our weak financial position, it may make it difficult for us going forward to complete our business plan even if we raise the minimum offering.

  We lack a specific business plan for events subsequent to the production, sales and tour of the CD and as such it is possible that we will not produce further albums and we may not continue as a production company. If we do not continue as a production company we will likely go out of business.

We lack a specific business plan for events subsequent to the production, sales and tour of the CD. Without a specific business plan we may not be able to produce further albums and will not continue as a production company. If we do not continue as a production company and do not receive adequate revenue from Christopher Doran's CD we will likely go out of business and dissolve.

Plan of Operations - Next 12 Months

We intend to be a start-up music production company. We intend to complete our current offering pursuant to an SB2 registration statement declared effective on February 22, 2005 to raise money to pursue our business plan to produce an album featuring the accomplished Tenor vocalist Christopher Jon Doran. We anticipate we will require at least $120,000 for the 12 months ending April 30, 2006. We intend to finance our proposed business activities via our current offering pursuant to an SB2 registration statement declared effective on February 22, 2005. Our current offering has a minimum of $120,000 and a maximum of $300,000.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At April 30, 2005, there was a working capital of ($11,376) compared to a working capital of ($3,973) at April 30, 2004.

At April 30, 2005, our total assets were $27, which consisted only of cash.

At April 30, 2005, our total current liabilities increased to $11,383 from $4,000 at April 30, 2004.

We posted losses of $1,154 for the three months ending April 30, 2005 and $13,456 since inception to April 30, 2005. For the nine months ending April 30, 2005 we posted losses of $6,654. For the three months ended April 30, 2004 we incurred expenditures of $1,154. The principal components of the losses since inception through April 30, 2005 were administrative expenses of $13,456.

Operating expenses for the three months ending April 30, 2005 were $1,154. Operating expenses for the three months ending April 30, 2004, which was $2,000. Operating expenses for the nine months ending April 30, 2005 were $6,654. Operating expenses since inception to April 30, 2005 were $13,456.

At April 30, 2005, we had cash on hand of $27.

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

Going Concern

We have historically incurred losses, and through April 30, 2005 we have incurred losses of $13,456 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through the sale of a minimum of 800,000 shares and up to a maximum of 2,000,000 common shares pursuant to our SB2 registration statement, declared effective on February 22, 2005 and then later through private placements, additional public offerings and/or bank financing.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

DORANETTI MUSIC INC.
Date: June 13, 2005	/s/ Christopher Doran Christopher Doran, President and CEO (Principal Executive Officer) and CFO (Principal Accounting Officer) and Director
Date: June 13, 2005	/s/ Brad Doran Brad Doran, Secretary and Director