Form 10KSB
period 2005-07-31
DORANETTI MUSIC INC
filed 2006-01-30
CIK 1266178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  July 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-113469

DORANETTI MUSIC INC.
(Name of small business issuer in its charter)
Nevada	74-3076760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
93 Joseph Place, Nesconset, New York	11767
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (631) 796-6211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.01, our aggregate market value is $2,100.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ X ]  No [ ]

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,100,000 common shares issued and outstanding as of December 23, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Doranetti" mean Doranetti Music Inc., unless otherwise indicated.

General

We were incorporated in the State of Nevada on July 3, 2002. We have no current business. We are a development stage company, with no assets, revenue, experience in the proposed line of business, or capital, and a deficit of $13,456 since our inception. We intend to be a start-up music producing company. We maintain our statutory registered agent's office at Suite 880 - 50 West Liberty Street, Reno, Nevada, 89501 and our business office is located at 93 Joseph Place, Nesconset, New York 11767. Our telephone number is (631) 796-6211. We do not lease or own any real property. Our office space is an office located within the personal residence of Mr. Christopher Doran. When we commence operations, it may be necessary for us to seek appropriate individual offices. Management believes suitable commercial space will be available when it is necessary.

Background

We have only just completed our first business plan to produce an album featuring the accomplished Tenor vocalist Christopher Jon Doran. We have not yet commenced the production of our proposed album, or the marketing and deployment of the album. We intend to finance our business activities via funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. We are currently awaiting funds to be paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering which closed on August 22, 2005. Based on the subscription agreements signed during the offering period, we have raised a total of $120,240. We anticipate receipt and release of these funds within the next several weeks.

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

It is our goal to become an Independent music producer by producing this album for Christopher Doran. At the present time, however, we will have a great difficulty competing with not only the other Independent labels but also with the Majors since we have limited funds.

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

Current rates at Abbey Road Studios in London, England are as follows. We have no agreement to record at Abbey Road Studios.
daily rate for the large Studio 1 (includes assist. engineer)	$3,000.00
entire booking would be 14 days	$42,000.00
daily setup fee of $150.00	$2,100.00
Experienced engineer for 14 days	$9,200.00
Format for Sony 48 track digital tape (4 hours running time)	$1,823.00
Album producer fee (flat fee for 14 days in the studio)	$12,000.00
The fees listed for recording the CD at Abbey Road are all the costs in recording the CD. ORIGINAL SELECTIONS:
MIDI (Musical Instrument Digital Interface) studio production - includes MIDI mock-ups and possible audio transfers - this will involve the use of Mr. Doran's composition tracks which will be transferred into a software program known as Protools for production.	$7,500.00
Orchestration cost for 60 pieces (2 original songs) - this will be the cost for assistance by a producer in assisting with orchestration for 60 a piece ensemble.	$4,800.00
Copying charges for the orchestral music (2 original songs)	$2,800.00
Mastering cost for the entire album at Gateway Mastering Studios - mastering is the final process of taking the tracks (vocal and instrumental) and balancing them on the final CD which will then be used to make copies for distribution.	$5,400.00
Total cost of recording facilities and personnel:	$90,623.00

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

The CD art and duplication costs are as follows:   (This includes full colour artwork plus a 40 page booklet)
Design, typesetting and photo layout (photos to be supplied)	$2,860.00
Printing of 20,000 units = $1.04/unit (not incl.) - this includes CD & art printing, plate setup, label film, bar code, jewel box & shrink wrap)	$20,800.00
Total cost of additional expenses	$85,660.00
Total cost of album production (including ALL columns above)	$215,626.00

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
Total cost of album production	$ 215,626.00
Estimated cost of promotional concepts over 1 year:	65,000.00
Total proposed cost to produce, manufacture and promote the Christopher Jon Doran tenor solo album:	$280,626.00

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

We can satisfy our current cash requirements based on the funds we raised during our offering closed on August 22, 2005. We had subscriptions signed during the offering period, totaling $120,240, which we anticipate receipt and release of within the next several weeks. Until that time, our president Christopher Doran has agreed to loan us small amounts of money as required for general and administrative expenses (although there is no written agreement to this effect). We require the proceeds from our offering before we can commence any significant operations. Based on the $120,240 raised in our offering, we do not believe will we have to raise additional funds in the following twelve months thereafter. We do not intend to undertake any product research or development in the next twelve months. We do not own any plant or equipment, nor do we intend to acquire or sell any plant or significant equipment in the next twelve months. Messrs. Doran and Doran are our only employees and we do not intend to make any significant changes in the number of employees during the next twelve months.

Milestones and Expenditures Related to Becoming a Music Production Company

The following sets out our business plan milestones to becoming a music production company, the steps necessary to accomplish each milestone, the time for reaching each milestone in months and the anticipated costs of each step (and how the costs will be financed):

    Production and promotion of an album featuring tenor vocalist Christopher Jon Doran - we intend to commence production of the album within the next several months, however, we estimate that completing this milestone (including promotional efforts) will take approximately 12 months. The following steps are necessary to achieve this milestone:
      Writing of original pieces by Mr. Christopher Doran. Mr. Doran commenced the writing of the original pieces for our album approximately 8 months ago. We anticipate the completion of these original pieces within the next several months.
      Hiring the Symphony Orchestra for the recording - we estimate this will cost approximately $43,000. If we decide we do not have sufficient funds, we may consider using the Symphony for a shorter duration or, if necessary, we may use an alternative orchestra to achieve additional cost savings.

      Production of the album booking the Studio - we estimate this will cost between $43,000 to $86,000, depending upon the amount of days we book in the studio. We anticipate that the timeframe for production will be 7 to 14 days commencing approximately 60 to 75 days after completion of our current offering.
      Hiring of female singer to accompany Mr. Doran on the musical pieces - we estimate that this will cost approximately $10,000 to $30,000, depending upon the profile of the particular artist sought. The profile of the artist will be dictated by our current funds. We have not commenced any efforts to locate a suitable female singer. If we do not have sufficient funds we may decide not to hire a female accompanist. We anticipate hiring the female singer prior to commencement of album production.
      Packaging of 5,000 - 20,000 CDs for distribution - this step will cost approximately $5,200 (if we make only 5,000 CDs) and $20,800 (if we make 20,000). We anticipate packaging the CD immediately after completion of its production.
      Promotion of the album - this will cost up to $65,000 over a period of 12 months. We anticipate commencing promotions of the within several weeks of completion of the production and packaging.
      We estimate that we will first generate revenues within approximately 12 months from the production and promotion of our first album featuring Mr. Doran.
    Production and promotion of additional albums featuring tenor vocalist Christopher Jon Doran and/or other classically trained vocalists - subject to the success of our first album featuring Christopher Jon Doran, we may decide to undertake an additional album featuring Mr. Doran. Alternatively, we may decide to produce and promote additional albums featuring other classically trained vocalists. We have not yet commenced our search for any other vocalists, nor have we arranged any financing to undertake a second album. We will need to obtain additional financing in the future in respect of our intention to produce a second or subsequent albums. We have no assurance that future financing will be available to us at all or on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing will result in additional dilution to existing shareholders. It is our long term goal to become a production company. Whether this occurs will depend on a number of factors the principal one being the success of this CD with Mr. Christopher Doran. If this CD is not successful we will likely not produce further albums and we will not continue as a production company and we will likely dissolve. Other factors that will influence our decision and ability to continue as a production company will be our ability to raise additional funds. If we obtain additional funding we will not dissolve regardless of the success of the CD of Christopher Doran.

Mr. Christopher Doran intends to advance small loans to us to be used for organizational and start-up costs and operating capital until we receipt and release of the funds raised in our previous offering. The loans will not bear interest and have not been advanced as of the date hereof. There will be no documents reflecting the loans and they will not be due on a specific date. Mr. Doran will accept repayment from us when money is available. To date, Mr. Christopher Doran has lent us a total of $8,829.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We were incorporated on July 3, 2002 and only just recently completed our business plan to produce a music album. None of the business plan has been implemented to date. We have not commenced operations or realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. We have not entered into or negotiated any contracts for a recording studio, orchestra, distributor, record label, promotions team, radio or television advertisements, web page, venues for live performances or a prominent female performer. Our net loss since inception is $15,256. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

To conduct costly marketing activities for the album, we may need to raise additional funds. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a result of a number of factors, including those described in these risk factors. We intend to finance our business activities via funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. We are currently awaiting funds to be paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering which closed on August 22, 2005. Based on the subscription agreements signed during the offering period, we have raised a total of $120,240. We anticipate receipt and release of these funds within the next several weeks. Approximately $20,000 of this will be used to pay our offering expenses. However, we may need to arrange for additional funding beyond this amount. We do not have any commitments for such additional funding. We expect to raise additional working capital through offerings of our common stock or through loans. There is no guaranty that we will be able to arrange for equity financings or obtain loans on favorable terms or on any terms at all. If we are not able to raise additional working capital, our ability to expand and raise revenue will be harmed. In addition, our inability to raise additional working capital may force us to go out of business in which case you will lose your entire investment.

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

  We are undercapitalized and as of July 31, 2005 we have assets of only $27. If we do not receive additional funding or loans we will go out of business.

  As of July 31, 2005 we had assets of $27. If we do not receive additional funding by way of a private placement or loan we will not be able to meet our expenses as they come due and we will be forced to go out of business prior to the closing of the offering. Given our weak financial position, it may make it difficult for us going forward to complete our business plan even if we raise the minimum offering. We intend to finance our business activities via funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. We are currently awaiting funds to be paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering which closed on August 22, 2005. Based on the subscription agreements signed during the offering period, we have raised a total of $120,240. We anticipate receipt and release of these funds within the next several weeks.

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

Item 2. Description of Property.

We own no properties. Our administrative mailing office is located at 93 Joseph Place, Nesconset, New York, 11767 and our telephone number is 631-792-6211.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended July 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is not quoted on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board. We intend to make application for a quotation of our stock.

As of December 23, 2005 we have only 2 registered shareholders and 2,100,000 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $120,000 in respect of our production of an album featuring the accomplished Tenor vocalist Christopher Jon Doran. We anticipate we will require at least $120,000 for the 12 months ending July 31, 2006. We intend to finance our business activities via funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. We are currently awaiting funds to be paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering which closed on August 22, 2005. Based on the subscription agreements signed during the offering period, we have raised a total of $120,240. We anticipate receipt and release of these funds within the next several weeks. We estimate that we will expend approximately $10,000 on general and administrative expenses over the next 12 months and working capital of approximately $10,000.

Based on our current plan of operations, we have sufficient funds for the next 12 months, after which time we will require additional funds to continue our exploration operations. In the event that we are unable to raise additional financing in the next 6 months, and fail to generate any cash flow, we may modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$5,000
Operations
CD Production
Hiring of Orchestra	$28,000
Studio Production of Album	$43,000
Hiring Female Vocalist	$10,000
CD Packaging	$5,200
Album Promotion	$25,000
Working Capital	$4,800
Total	$12,000

We estimate that we will first generate revenues within approximately 12 months from the production and promotion of our first album featuring Mr. Doran.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At July 31, 2005, there was a working capital of ($13,156) compared to a working capital of ($4,702) at July 31, 2004.

At July 31, 2005, our total assets were $27, which consisted only of cash. Based on subscription agreements signed during our SB2 offering, we have raised a total of $120,240. We are currently awaiting remaining funds to be paid to our escrow agent release and we anticipate receipt and release of these funds within the next several weeks.

At July 31, 2005, our total current liabilities increased to $13,183 from $4,729 at July 31, 2004.

We posted losses of $8,454 for the year ended July 31, 2005 and $15,256 since inception to July 31, 2005. The principal components of the losses since inception through July 31, 2005 were administrative expenses of $15,256.

Operating expenses for the year ended July 31, 2005 were $8,454. Operating expenses for the year ended July 31, 2004, which was $4,529. Operating expenses since inception to July 31, 2005 were $15,256.

Mr. Christopher Doran intends to advance small loans to us to be used for organizational and start-up costs and operating capital receipt of the funds raised in our offering by SB2 registration statement which closed on August 22, 2005. Based on the subscription agreements signed during the offering period, we have raised a total of $120,240. We anticipate receipt of the remaining funds, and their release, within the next several weeks. The loans from Mr. Doran will not bear interest and have not been advanced as of the date hereof. There will be no documents reflecting the loans and the loans will not be due on a specific date. Mr. Doran will accept repayment from us when money is available. We plan to repay the loans from the proceeds of the offering. To date, Mr. Christopher Doran has lent us a total of $8,829.

We have had no revenues from inception. There is currently insufficient capital to fulfill our business plan. We are currently awaiting receipt of proceeds from our last offering, as disclosed above. In the event that we do not have sufficient funds we will try to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and implement our business plan. However, to date we have been unsuccessful obtaining such financing and we may be unable to fully implement our business plan as a result of this. Our directors will be conducting an in-depth analysis of our business plan and related future opportunities for exploration companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

We posted losses of $8,454 for the year ended July 31, 2005, losses of $4,529 for the year ended July 31, 2004, and losses of $15,256 since inception to July 31, 2005. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ended July 31, 2005 were $8,454 compared to the year ending July 31, 2004 that were $4,529.

Product Research and Development

Our business plan is focused on the production of a classical music CD featuring the tenor vocalist Christopher Doran.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2005.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Going Concern

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Due to our being a development stage company and not having generated revenues, in the financial statements for the year ended July 31, 2005, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.
Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs." SFAS 151 amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 151 will have a material affect on the financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 153 will have a material affect on the financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)"), "Share-Based Payment." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company's financial position or results of operations.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

 Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated January 23, 2006

Balance Sheets as at July 31, 2005

Statements of Operations for the year ended July 31, 2005, July 31, 2004 and for the period from July 3, 2002 (incorporation) to July 31, 2005

Statements of Changes in Stockholders' Equity (Deficit) for the year ended July 31, 2005, July 31, 2004 and for the period from July 3, 2002 (incorporation) to July 31, 2005

Statements of Cash Flows for the year ended July 31, 2005, July 31, 2004 and for the period from July 3, 2002 (incorporation) to July 31, 2005

Notes to the Financial Statements

***********************************************************************************************************************

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Doranetti Music, Inc.
  Kings Park, Long Island, NY

We have audited the accompanying balance sheet of Doranetti Music, Inc. as of July 31, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended and for the period from July 2, 2002 (Inception) through July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doranetti Music, Inc. as of July 31, 2005, and the results of its operations and its cash flows for each of the two years then ended and for the period from July 2, 2002 (Inception) through July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Doranetti Music, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Doranetti Music, Inc. has incurred losses through July 31, 2005 and 2004 totaling $8,454 and $4,529, respectively, and at July 31, 2005 had a working capital deficit of $13,156. Doranetti Music, Inc. will require additional working capital to develop its business until Doranetti Music, Inc. either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Doranetti's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

January 23, 2006

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

July 31, 2005
ASSETS
Current assets
Cash	$ 27
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 4,354
Shareholder advances	8,829
Total current liabilities	13,183
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,100,000 shares issued and outstanding	2,100
Deficit accumulated during the development stage	(15,256)
Total Stockholders' Deficit	(13,156)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 27

See accompanying summary of accounting policies and notes to financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended July 31, 2005 and 2004
and From July 2, 2002 (Inception) through July 31, 2005

	Years Ended July 31,		Inception through July 31,
	2005	2004	2005
Expenses:
General and administrative	$ 8,454	$ 4,529	$ 15,256
Net loss	$ 8,454	$ 4,529	$ 15,256
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,100,000	2,100,000

See accompanying summary of accounting policies and notes to financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from July 2, 2002 (Inception) through July 31, 2005

	Common stock		Subscription receivable	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock to founders for cash	2,000,000	$ 2,000	$ (1,800)	$ -	$ 200
Issuance of common stock for services	100,000	100	-	-	100
Net loss	-	-	-	(100)	(100)
Balance, July 31, 2002	2,100,000	2,100	(1,800)	(100)	200
Net loss	-	-	-	(2,173)	(2,173)
Balance, July 31, 2003	2,100,000	2,100	(1,800)	(2,273)	(1,973)
Payment on subscription receivable	-	-	1,800	-	1,800
Net loss	-	-	-	(4,529)	(4,529)
Balance, July 31, 2004	2,100,000	2,100	-	(6,802)	(4,702)
Net loss	-	-	-	(8,454)	(8,454)
Balance, July 31, 2005	2,100,000	$ 2,100	$ -	$ (15,256)	$ (13,156)

See accompanying summary of accounting policies and notes to financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended July 31, 2005 and 2004
and From July 2, 2002 (Inception) through July 31, 2005

		Years Ended July 31,	Inception through July 31
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,454)	$ (4,529)	$ (15,256)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock for services	-	-	100
Net change in:
Accounts payable	2,354	-	4,354
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,100)	(4,529)	(10,802)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances	6,100	2,729	8,829
Collection of subscription receivable	-	1,800	1,800
Sale of common stock	-	-	200
CASH FLOWS PROVIDED BY FINANCING	6,100	4,529	10,829
NET CHANGE IN CASH	-	-	27
Cash, beginning of period	27	27	-
Cash, end of period	$ 27	$ 27	$ 27
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Doranetti Music, Inc. ("Doranetti") was incorporated in Nevada on July 2, 2002, to produce an album featuring the accomplished Tenor vocalist Christopher Jon Doran. The album will consist of 12 pieces, including several opera arias, Neapolitan folk songs with 1-2 original selections. The album will be recorded in London, England using one of the The London Symphony. Currently, Doranetti has limited operations and is a development stage company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Doranetti recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the sales price is fixed or determinable and collectibility is probable.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Doranetti does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Doranetti's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Doranetti's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Doranetti has incurred net losses of $8,454 and $4,529 for the years ended July 31, 2005 and 2004, and has an accumulated deficit of $15,256 at July 31, 2005. This condition raises substantial doubt about Doranetti's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Doranetti's is working to secure additional financing to fund its music production company activities and to meet its obligations and working capital requirements over the next twelve months.

There are no assurances that Doranetti will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Doranetti's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Doranetti will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Doranetti. If adequate working capital is not available Doranetti may be required to curtail its operations.

NOTE 3 - INCOME TAXES

Doranetti follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

July 31,
2005
Refundable Federal income tax attributable to:
Current Operations	$ 2,800
Less, Change in valuation allowance	(2,800)
Net refundable amount	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

July 31,
2005
Deferred tax asset attributable to:
Net operating loss carryover	$ 5,100
Less, Change in valuation allowance	(5,100)
Net deferred tax asset	$ -

At July 31, 2005, Doranetti had an unused net operating loss carryover approximating $15,000 that is available to offset future taxable income; it expires beginning in 2025.

NOTE 4 - COMMON STOCK

In July 2002, Doranetti issued 100,000 shares of common stock for services valued at $100 or $0.001 per share or the fair value of the assets received.

In July 2002, Doranetti issued 2,000,000 shares of common stock for $200 and a share subscription receivable of $1,800 or $0.001 per share to its founder, which was collected in full in the year ended July 31, 2004.

As of July 31, 2005, common stock remains at $2,100 for 2,100,000 shares.

NOTE 5 - RELATED PARTY TRANSACTIONS

Doranetti neither owns nor leases any real or personal property, and a related party has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 - SHAREHOLDER ADVANCES

During the year ending July 31, 2005 a shareholder of the company advanced the company $6,100, which brings the shareholder's loan to a total of $8,829. The advances are due on demand, and are to be repaid as cash becomes available.

NOTE 7 - SUBSEQUENT EVENT (unaudited)

Subsequent to July 31, 2005 Doranetti successfully raised $ 120,240 through the sale of 801,600 common shares. The offering closed August 22, 2005.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Malone & Bailey, PLLC (the "Former Accountant") was dismissed on September 8, 2004 as our independent auditors. Malone & Bailey's audit reports as of July 31, 2004 and 2002 and for each of the two years then ended on our financial statements did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years ended July 31, 2004 and 2002 and in the subsequent interim periods through the date of dismissal, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Malone & Bailey, PLLC to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. Lopez, Blevins, Bork & Associates, L.L.P. was engaged on September 8, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by the Board of Directors.

During the years ended July 31, 2004 and 2003 and subsequent to July 31, 2004 through the date hereof, neither Doranetti nor anyone on our behalf consulted with Lopez, Blevins, Bork & Associates, L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Lopez, Blevins, Bork & Associates, L.L.P. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being July 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at July 31, 2005, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Christopher Doran 20 Rose Street Smithtown, NY 11787	Director, President, Secretary and Treasurer	36	July 3, 2002
Brad Doran 1360 Lehigh Street, Boulder, Colorado 80385	Director	32	July 3, 2002

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Christopher Doran has been our President, Treasurer and a member of our board of directors since inception. Mr. Doran has devoted approximately 10% of his professional time to our business and intends to continue to devote this amount of time in the future.

Since 1990, Mr. Doran has pursued a career in opera as an accomplished tenor vocalist. He has performed lead, supporting and chorus roles with the Vancouver Opera, Vancouver Academy of Music, University of British Columbia and Capilano College, located in Vancouver, British Columbia. Mr. Doran has since moved to New York to pursue his opera training and career in the United States and is auditioning for several US opera companies. In particular, Mr. Doran has performed the following roles:

Mar 7 1999 - Tenor Soloist - Messa Cellensis, Laudate Chorus, CBC Radio Orchestra

Feb 12 - 20 1999 - Role of Ernesto in Don Pasquale - Burnaby Lyric Opera

Feb 9 1998 - Role of Malcolm in Macbeth - Vancouver Opera, Extreme Opera

Dec 20-21 1998 - Tenor Soloist - Handel's Messiah - Vancouver Symphony Orchestra, Vancouver Bach Choir

June 1997 - Role of Don Ottavio in Don Giovanni - Vancouver Academy of Music

Nov. 22 - Dec. 1 1997 - Role of the Second Jew - Vancouver Opera, Salome

April 1996 - Tenor Soloist - Lord Nelson Mass, Schubert "C", CBC Radio Orchestra

Mar 12 1995 - Tenor Soloist - Bach Magnificat, CBC Radio Orchestra

June 1995 - Role of Tamino in the Magic Flute - Vancouver Academy of Music

November 1995 - Role of the Prince in Into the Woods, UBC Opera

Since 2002, Mr. Doran has been an account manager with Eber Brothers Distribution Corp., a wine distributor in Long Island, New York.

Between 2000 and present, Mr. Doran worked as an independent contractor in the food and beverage industry in Long Island, New York.

2004 to present - Intermezzo Corp. - company which owns a Long Island Restaurant chain - restaurant manager.

2000 - 2002 - Louis XVI Restaurant - located in Long Island, New York - waiter.

Between 1997 and 2000, Mr. Doran was a sales manager at Georgia Interiors, a retail furniture outlet in Vancouver, British Columbia.

Between 1991 and 1997, Mr. Doran was a sales manager at Trevenen Apparel, a retail clothier located in Vancouver, British Columbia.

Mr. Doran has a Bachelor of Arts from the University of British Columbia, in Vancouver, B.C.

Brad Doran has been our Secretary and a member of our board of directors since inception. Mr. Doran has devoted approximately 5% of his professional time to our business and intends to continue to devote this amount of time in the future.

Since 2003 Mr. Doran has been a business development manager with Kronofusion Technologies, a company specializing in wireless remote access systems in Vancouver, British Columbia.

Between 2001 and 2002 Mr. Doran was a business development manager with Proton World, a subsidiary of ST Microelectronics a world leader in electronic purse and multi-application smart card technology

In 2000 Mr. Doran was a sales manager with Atesto Technology, a venture funded company that pioneered web application testing and quality assurance technology in Silicon Valley, California.

Between 1995-1998 Mr. Doran worked in sales for Robert Bosch Inc. (a subsidiary of Robert Bosch GMBH), one of the largest manufacturers of automotive parts in the world.

Mr. Doran was educated at Capilano College in Vancouver, B.C. where he majored in philosophy and economics. Mr. Doran anticipates completing a Bachelor's degree in 2004.

Conflicts of Interest

We believe that the only foreseeable conflicts of interest which Messrs. Doran may be subject to are in respect of the devotion of their professional time. By this we mean that only foreseeable conflicts of interest which may arise relate to the devotion of professional time since Messrs. Doran and Doran are currently engaged in other professional activities, outside of the music industry, as disclosed in their respective management profiles. Neither of the companies which Messrs. Doran work for are our competitors.

Committees of the Board

Currently our company has the following committees:

  Audit Committee;
  Nominating and Corporate Governance Committee; and
  Compensation Committee.

Our Audit Committee is currently made up of Christopher Doran and Brad Doran. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on November 1, 2005.

Our Nominating and Corporate Governance Committee is currently made up of Christopher Doran and Brad Doran. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on November 1, 2005.

Our Compensation Committee is currently made up of Christopher Doran and Brad Doran. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on November 1, 2005

Family Relationships

Our only two directors, Christopher Doran and Brad Doran, are brothers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

None of the current directors or officers of our company are related by blood or marriage.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective November 1, 2005, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Doranetti Music Inc., 20 Rose Street, Smithtown, New York 11787.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Item 10. Executive Compensation.

There has not been any compensation awarded to, earned by, or paid to our directors and executive officers for the last three completed financial years.

Employment/Consulting Agreements

There are no written employment or consulting agreements between the company and any of our directors and executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended July 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at July 31, 2005.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2005.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at November 14, 2005, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Christopher Doran 20 Rose Street Smithtown, New York 11787	2,000,000 common shares	95.2%
Brad Doran 1360 Lehigh Street Boulder, Colorado 80385	100,000	4.8%
Directors and Executive Officers as a Group	2,100,000 common shares	100%

(1) Based on 2,100,000 shares of common stock issued and outstanding as of November 14, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

We are currently awaiting funds to be paid to our escrow agent for subscription agreements signed, and shares purchased, during our SB2 registration statement offering, declared effective on February 22, 2005 and which closed on August 22, 2005. Based on the subscription agreements signed during the offering period, we have raised a total of $120,240. We anticipate receipt and release of these funds within the next several weeks. Although already issued under Nevada law, based on receipt of signed subscription agreements, we intend to formally issue the shares once they are fully paid.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

Item 13. Exhibits.

Exhibit Number and Exhibit Title

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 10, 2004).

3.2 By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on March 10, 2004).

(10) Material Contracts

10.1 Music Artist Agreement dated September 1, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A, filed April 22, 2004).

10.2 Escrow Agreement dated February 10, 2005 (incorporated by reference from our Registration Statement on Form SB-2/A, filed on February 10, 2005).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Christopher Doran

(32) Section 906 Certification

32.1 Certification of Christopher Doran

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005 were $3,000.

Audit Related Fees

For the fiscal year ended July 31, 2005, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

For the fiscal year ended July 31, 2004, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended July 31, 2005, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for other non-audit professional services, other than those services listed above, totalled $0.

For the fiscal year ended July 31, 2004, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Lopez, Blevins, Bork & Associates, L.L.P for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Lopez, Blevins, Bork & Associates, L.L.P to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Lopez, Blevins, Bork & Associates, L.L.P is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or
  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Lopez, Blevins, Bork & Associates, L.L.P and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Lopez, Blevins, Bork & Associates, L.L.P's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORANETTI MUSIC INC.

By:/s/ Christopher Doran
Christopher Doran, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By: /s/ Brad Doran
Brad Doran, Director

Date: January 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Doran
Christopher Doran	President, Secretary and Treasurer	January 27, 2006

/s/ Brad Doran
Brad Doran	Director	January 27, 2006