Form 10QSB
period 2005-10-31
DORANETTI MUSIC INC
filed 2006-02-13
CIK 1266178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,100,000 common shares issued and outstanding as of February 6, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	October 31, 2005 (Unaudited)	July 31, 2005 (Audited)
ASSETS
Current assets
Cash	$ 7	$ 27
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 4,692	$ 4,354
Shareholder advances	8,829	8,829
Total current liabilities	13,521	13,183
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,100,000 shares issued and outstanding	2,100	2,100
Deficit accumulated during the development stage	(15,614)	(15,256)
Total Stockholders' Deficit	(13,514)	(13,156)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 7	$ 27

See accompanying notes to financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended October 31, 2005 and 2004
and From July 2, 2002 (Inception) through October 31, 2005
(Unaudited)

	Three Months Ended October 31,		Inception through October 31,
	2005	2004	2005
Expenses:
General and administrative	$ 358	$ 4,100	$ 15,614

Net loss	$ 358	$ 4,100	$ 15,614
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,100,000	2,100,000

See accompanying notes to financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended October 31, 2005 and 2004
and From July 2, 2002 (Inception) through October 31, 2005
(Unaudited)

	Three Months Ended October 31,	Inception through October 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (358)	$ (4,100)	$ (15,614)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock for services	-	-	100
Net change in:
Accounts payable	338	4,100	4,692
CASH FLOWS USED IN OPERATING ACTIVITIES	(20)	-	(10,822)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances	-	-	8,829
Collection of subscription receivable	-	-	1,800
Sale of common stock	-	-	200
CASH FLOWS PROVIDED BY FINANCING	-	-	10,829
NET CHANGE IN CASH	(20)	-	7
Cash, beginning of period	27	27	-
Cash, end of period	$ 7	$ 27	$ 7
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Doranetti Music, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year July 31, 2005 as reported in Form 10K-SB, have been omitted.

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

General

We were incorporated in the State of Nevada on July 3, 2002. We have no current business. We are a development stage company, with no assets, revenue, experience in the proposed line of business, or capital, and a net loss of $15,614 since our inception. We intend to be a start-up music producing company. We maintain our statutory registered agent's office at Suite 880 - 50 West Liberty Street, Reno, Nevada, 89501 and our business office is located at 93 Joseph Place, Nesconset, New York 11767. Our telephone number is (631) 796-6211. We do not lease or own any real property. Our office space is an office located within the personal residence of Mr. Christopher Doran. When we commence operations, it may be necessary for us to seek appropriate individual offices. Management believes suitable commercial space will be available when it is necessary.

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

The total cost of album production of $215,626 includes estimated costs of $43,343 for the orchestra recording, $86,623 for the recording facilities and personnel, and $85,660 of additional expenses. Additional expenses include $30,000 for hiring the female singer, $22,800 in travel expenses, $23,660 in packaging costs (for the revised amount of 20,000 CDs) and $5,600 for miscellaneous expenses.

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

We were incorporated on July 3, 2002 and only just recently completed our business plan to produce a music album. None of the business plan has been implemented to date. We have not commenced operations or realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. We have not entered into or negotiated any contracts for a recording studio, orchestra, distributor, record label, promotions team, radio or television advertisements, web page, venues for live performances or a prominent female performer. Our net loss since inception is $15,614. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

  We are undercapitalized and as October 31, 2005 we have assets of only $7. If we do not receive additional funding or loans we will go out of business.

  As of July 31, 2005 we had assets of $7. If we do not receive additional funding by way of a private placement or loan we will not be able to meet our expenses as they come due and we will be forced to go out of business prior to the closing of the offering. Given our weak financial position, it may make it difficult for us going forward to complete our business plan even if we raise the minimum offering. We intend to finance our business activities via funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. We are currently awaiting funds to be paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering which closed on August 22, 2005. Based on the subscription agreements signed during the offering period, we have raised a total of $120,240. We anticipate receipt and release of these funds within the next several weeks.

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

Plan of Operations - Next 12 Months

For the next 12 months we plan to expend a total of approximately $120,000 in respect of our production of an album featuring the accomplished Tenor vocalist Christopher Jon Doran. We anticipate we will require at least $120,000 for the 12 months ending October 31, 2006. We intend to finance our business activities via funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. We are currently awaiting funds to be paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering which closed on August 22, 2005. Based on the subscription agreements signed during the offering period, we have raised a total of $120,240. We anticipate receipt and release of these funds within the next several weeks. We estimate that we will expend approximately $10,000 on general and administrative expenses over the next 12 months and working capital of approximately $10,000.

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

At October 31, 2005, there was a working capital of ($13,514) compared to a working capital of ($8,802) at October 31, 2004.

At October 31, 2005, our total assets were $7, which consisted only of cash.

At October 31, 2005, our total current liabilities increased to $13,521 from $8,829 at October 31, 2004.

We posted losses of $358 for the three months ending October 31, 2005, compared to losses of $4,100 for the three months ending October 31, 2004. We posted losses of $15,614 since inception to October 31, 2005. The sole component of the losses since inception through October 31, 2005 were administrative expenses of $358.

Operating expenses for the three months ending October 31, 2005 were $358. Operating expenses for the three months ending October 31, 2004, which was $4,100. Operating expenses since inception to October 31, 2005 were $13,514.

At October 31, 2005, we had cash on hand of $7.

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

Going Concern

We have historically incurred losses, and through October 31, 2005 we have incurred losses of $15,614 from our inception. Because of these historical losses, we will require working capital to develop our business operations. We are currently awaiting remaining funds totaling $120,256 to be paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering which closed on August 22, 2005. Based on the subscription agreements signed during the offering period, we raised a total of $120,256. We anticipate receipt and release of these funds within the next several weeks. We anticipate needing additional capital which we may raise through private placements, additional public offerings and/or bank financing.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

DORANETTI MUSIC INC.
Date: February 6, 2006	/s/ Christopher Doran
Christopher Doran, President and CEO (Principal Executive Officer) and CFO (Principal Accounting Officer) and Director

Date: February 6, 2006	/s/ Brad Doran
Brad Doran, Secretary and Director