Form 10QSB
period 2006-01-31
DORANETTI MUSIC INC
filed 2006-03-23
CIK 1266178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,100,000 common shares issued and outstanding as of March 21, 2006

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	January 31, 2006 (Unaudited)	July 31, 2005 (Audited)
ASSETS
Current assets
Cash	$ (33)	$ 27
Total current assets	$ (33)	$ 27
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 7,942	$ 4,354
Shareholder advances	8,829	8,829
Total current liabilities	16,771	13,183
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,100,000 shares issued and outstanding	2,100	2,100
Deficit accumulated during the development stage	(18,904)	(15,256)
Total Stockholders' Deficit	(16,804)	(13,156)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ (33)	$ 27

See accompanying notes to financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended January 31, 2006 and 2005
and From July 2, 2002 (Inception) through January 31, 2006
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,		Inception through January 31,
	2006	2005	2006	2005	2006
Expenses:
General and administrative	$3,290	$1,400	$3,648	$5,500	$18,904
Net loss	$3,290	$1,400	$3,648	$5,500	$18,904
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,100,000	2,100,000	2,100,000	2,100,000

See accompanying notes to financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended January 31, 2006 and 2005
and From July 2, 2002 (Inception) through January 31, 2006
(Unaudited)

	Six months ended January 31		Inception through January 31
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,648)	$ (5,500)	$ (18,904)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock for services	-	-	100
Net change in:
Accounts payable	3,588	(600)	7,942
CASH FLOWS USED IN OPERATING ACTIVITIES	(60)	(6,100)	(10,862)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances	-	6,100	8,829
Collection of subscription receivable	-	-	1,800
Sale of common stock	-	-	200
CASH FLOWS PROVIDED BY FINANCING	-	6,100	10,829
NET CHANGE IN CASH	(60)	-	(33)
Cash, beginning of period	27	27	-
Cash, end of period	$ (33)	$ 27	$ (33)
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

Background

We have only just completed our first business plan to produce an album featuring the accomplished Tenor vocalist Christopher Jon Doran. We have not yet commenced the production of our proposed album, or the marketing and deployment of the album. We intend to finance our business activities via funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. We are currently awaiting release of funds paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering which closed on August 22, 2005. Based on subscriptions signed within our offering period, and the funds held in trust for us, we raised a total of $120,240. We anticipate receipt and release of these funds within the next one or two weeks.

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

Total cost of album production	$215,626,00
Estimated cost of promotional concepts over 1 year:	65,000.00
Total proposed cost to produce, manufacture and promote the Christopher Jon Doran tenor solo album:	$280,626.00

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

We can satisfy our current cash requirements based on the funds we raised during our offering closed on August 22, 2005. We had subscriptions signed during the offering period, totaling proceeds of $120,240, which we have now received and for which we anticipate release to us within the next one to two weeks. Until that time, our president Christopher Doran has agreed to loan us small amounts of money as required for general and administrative expenses (although there is no written agreement to this effect). We require the proceeds from our offering before we can commence any significant operations. Based on the $120,240 raised in our offering, we do not believe will we have to raise additional funds in the following twelve months thereafter. We do not intend to undertake any product research or development in the next twelve months. We do not own any plant or equipment, nor do we intend to acquire or sell any plant or significant equipment in the next twelve months. Messrs. Doran and Doran are our only employees and we do not intend to make any significant changes in the number of employees during the next twelve months.

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

We were incorporated on July 3, 2002 and only just recently completed our business plan to produce a music album. None of the business plan has been implemented to date. We have not commenced operations or realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. We have not entered into or negotiated any contracts for a recording studio, orchestra, distributor, record label, promotions team, radio or television advertisements, web page, venues for live performances or a prominent female performer. Our net loss since inception is $18,904. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

To conduct costly marketing activities for the album, we may need to raise additional funds. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a result of a number of factors, including those described in these risk factors. We intend to finance our business activities via funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. We are currently awaiting release of funds which were paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering which closed on August 22, 2005. Based on subscription agreements signed during our offering period and the funds received subsequently which are currently in trust for us, we raised a total of $120,240. We anticipate release of these funds within the one to two weeks. Approximately $20,000 of this will be used to pay our offering expenses. However, we may need to arrange for additional funding beyond this amount. We do not have any commitments for such additional funding. We expect to raise additional working capital through offerings of our common stock or through loans. There is no guaranty that we will be able to arrange for equity financings or obtain loans on favorable terms or on any terms at all. If we are not able to raise additional working capital, our ability to expand and raise revenue will be harmed. In addition, our inability to raise additional working capital may force us to go out of business in which case you will lose your entire investment.

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

As of July 31, 2005 we had assets of $7. If we do not receive additional funding by way of a private placement or loan we will not be able to meet our expenses as they come due and we will be forced to go out of business prior to the closing of the offering. Given our weak financial position, it may make it difficult for us going forward to complete our business plan even if we raise the minimum offering. We intend to finance our business activities via funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. We are currently awaiting release of funds paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering which closed on August 22, 2005. Based on the subscription agreements signed during the offering period and funds received, we raised a total of $120,240. We anticipate receipt and release of these funds within the next several weeks.

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

Plan of Operations - Next 12 Months

For the next 12 months we plan to expend a total of approximately $120,000 in respect of our production of an album featuring the accomplished Tenor vocalist Christopher Jon Doran. We anticipate we will require at least $120,000 for the 12 months ending October 31, 2006. We intend to finance our business activities via funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. We are currently awaiting release of funds paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering which closed on August 22, 2005. Based on subscriptions signed during the offering period and the funds received in respect of them which are in trust for us, we raised a total of $120,240. We anticipate receipt and release of these funds within the next several weeks. We estimate that we will expend approximately $10,000 on general and administrative expenses over the next 12 months and working capital of approximately $10,000.

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

At January 31, 2006, there was working capital of ($16,738) compared to working capital of ($10,202) at January 31, 2005.

At October 31, 2005, our total assets were ($33).

At October 31, 2005, our total current liabilities increased to $16,771 from $10,229 at January 31, 2005.

We posted losses of $3,290 for the three months ending January 31, 2006, compared to losses of $1,400 for the three months ending January 31, 2005. We posted losses of $18,904 since inception to January 31, 2006. The sole component of the losses since inception through January 31, 2006 were administrative expenses of 18,904.

Operating expenses for the three months ending January 31, 2006 were $3,290. Operating expenses for the three months ending January 31, 2005, which was $1,400. Operating expenses since inception to January 31, 2006 were $18,904.

At January 31, 2006, we had cash on hand of ($33).

Mr. Christopher Doran intends to advance small loans to us to be used for organizational and start-up costs and operating capital receipt of the funds raised in our offering by SB2 registration statement which closed on August 22, 2005. Based on the funds in trust for us, we raised a total of $120,240. We anticipate release of the funds within the next week or two. The loans from Mr. Doran will not bear interest and have not been advanced as of the date hereof. There will be no documents reflecting the loans and the loans will not be due on a specific date. Mr. Doran will accept repayment from us when money is available. We plan to repay the loans from the proceeds of the offering. To date, Mr. Christopher Doran has lent us a total of $8,829.

Going Concern

We have historically incurred losses, and through January 31, 2006 we have incurred losses of $18,904 from our inception. Because of these historical losses, we will require working capital to develop our business operations. We are currently release of funds totaling $120,256 paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering which closed on August 22, 2005. Based on the subscription agreements signed during the offering period, and funds received in trust for us, we raised a total of $120,256. We anticipate release of these funds within the next week or two. We anticipate needing additional capital which we may raise through private placements, additional public offerings and/or bank financing.

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
4.1 10.1.1

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

DORANETTI MUSIC INC.
Date: March 22, 2006	/s/ Christopher Doran
Christopher Doran, President and CEO (Principal Executive Officer) and CFO (Principal Accounting Officer) and Director

Date: March 22, 2006	/s/ Brad Doran
Brad Doran, Secretary and Director