Form 10QSB
period 2006-04-30
DORANETTI MUSIC INC
filed 2006-06-21
CIK 1266178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,901,600 common shares issued and outstanding as of June 19, 2006

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	April 30, 2006 (Unaudited)	July 31, 2005 (Audited)
ASSETS
Current assets
Cash	$ 66,099	$ 27
Total current assets	$ 66,099	$ 27
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 1,343	$ 4,354
Shareholder advances	-	8,829
Total current liabilities	1,343	13,183
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,901,600 (July 31, 2005 - 2,100,000) shares issued and outstanding	2,902	2,100
Additional paid-in capital	116,248	-
Deficit accumulated during the development stage	(54,394)	(15,256)
Total Stockholders' Deficit	64,756	(13,156)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 66,099	$ 27

See accompanying notes to financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended April 30, 2006 and 2005
and From July 2, 2002 (Inception) through April 30, 2006
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,		Inception through April 30,
	2006	2005	2006	2005	2006
Expenses:
General and administrative	$5,489	$1,154	$9,137	$6,654	$24,394
Legal and consulting fees	$30,000		$30,000		$30,000
Net loss	$35,489	$1,154	$39,137	$6,654	$54,394
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,388,216	2,100,000	2,193,960	2,100,000

See accompanying notes to financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended April 30, 2006 and 2005
and From July 2, 2002 (Inception) through April 30, 2006
(Unaudited)

	Nine months ended April 30		Inception through April 30
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (39,137)	$ (6,654)	$ (54,394)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock for services	-	-	100
Net change in:
Accounts payable and accrued liabilities	(3,012)	554	1,343
CASH FLOWS USED IN OPERATING ACTIVITIES	(42,149)	(6,100)	(52,951)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net shareholder advances	(8,829)	6,100	-
Cash sale of common stock net share issue cost	117,050	-	119,050
CASH FLOWS PROVIDED BY FINANCING	108,221	6,100	119,050
NET CHANGE IN CASH	66,072	-	66,099
Cash, beginning of period	27	27	-
Cash, end of period	$ 66,099	$ 27	$ 66,099
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Doranetti Music, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year July 31, 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

In July 2002, Doranetti issued 100,000 shares of common stock for services valued at $100 or $0.001 per share or the fair value of the assets received.

In July 2002, Doranetti issued 2,000,000 shares of common stock for $200 and a share subscription receivable of $1,800 or $0.001 per share to its founder, which was collected in full in the year ended July 31, 2004.

In March 2006, Doranetti issued 801,600 shares of common stock for $120,240 at $0.15 per share, netting $117,050 after share issue cost of $3,190.

As of April 30, 2006, 2,901,600 shares of common stock are outstanding for a net issuing value of $119,150.

NOTE 3 - SHAREHOLDER ADVANCES

During the year ending July 31, 2005 a shareholder of the company advanced the company $6,100, which brings the shareholder's loan to a total of $8,829. The advances were paid off in the quarter ended April 30, 2006.

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

General

We were incorporated in the State of Nevada on July 3, 2002. We have no current business. We are a development stage company, with no assets, revenue, experience in the proposed line of business, or capital, and a net loss of $54,394 since our inception. We intend to be a start-up music producing company. We maintain our statutory registered agent's office at Suite 880 - 50 West Liberty Street, Reno, Nevada, 89501 and our business office is located at 93 Joseph Place, Nesconset, New York 11767. Our telephone number is (631) 796-6211. We do not lease or own any real property. Our office space is an office located within the personal residence of Mr. Christopher Doran. When we commence operations, it may be necessary for us to seek appropriate individual offices. Management believes suitable commercial space will be available when it is necessary.

Background

We have only just completed our first business plan to produce an album featuring the accomplished Tenor vocalist Christopher Jon Doran. We have not yet commenced the production of our proposed album, or the marketing and deployment of the album. We intend to finance our business activities via funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. On March 29, 2006 we received funds paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering that closed on August 22, 2005. We raised a total of $120,240. We intend to use these funds for general and administrative purposes and, specifically, to implement our business plan of producing an opera album.

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

Our principal product will be the CD featuring Christopher Doran. We have no agreement for the manufacture of the CD to date, however, we are aware of numerouas manufactures in the greater New York area who produce limited numbers of pieces for smaller artists.

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

Current rates at Abbey Road Studios in London, England are as follows. We have no agreement to record at Abbey Road Studios.
daily rate for the large Studio 1 (includes assist. engineer)	$3,000.00
entire booking would be 14 days	$42,000.00
daily setup fee of $150.00	$2,100.00
Experienced engineer for 14 days	$8,200.00
Format for Sony 48 track digital tape (4 hours running time)	$1,823.00
Album producer fee (flat fee for 14 days in the studio)	$10,000.00
The fees listed for recording the CD at Abbey Road are all the costs in recording the CD. ORIGINAL SELECTIONS:
MIDI (Musical Instrument Digital Interface) studio production - includes MIDI mock-ups and possible audio transfers - this will involve the use of Mr. Doran's composition tracks which will be transferred into a software program known as Protools for production.	$6,500.00
Orchestration cost for 60 pieces (2 original songs) - this will be the cost for assistance by a producer in assisting with orchestration for 60 a piece ensemble.	$4,800.00
Copying charges for the orchestral music (2 original songs)	$2,800.00
Mastering cost for the entire album at Gateway Mastering Studios - mastering is the final process of taking the tracks (vocal and instrumental) and balancing them on the final CD which will then be used to make copies for distribution.	$5,400.00
Total cost of recording facilities and personnel:	$86,623.00

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

The CD art and duplication costs are as follows:   (This includes full colour artwork plus a 40 page booklet)
Design, typesetting and photo layout (photos to be supplied)	$2,860.00
Printing of 20,000 units = $1.04/unit (not incl.) - this includes CD & art printing, plate setup, label film, bar code, jewel box & shrink wrap)	$20,800.0z
Total cost of additional expenses	$85,660.00
Total cost of album production (including ALL columns above)	$215,626.00

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
Total cost of album production	$	$ 215,626.00
Estimated cost of promotional concepts over 1 year:		65,000.00
Total proposed cost to produce, manufacture and promote the Christopher Jon Doran tenor solo album:		$280,626.00

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

We can satisfy our current cash requirements based on the funds we raised during our offering closed on August 22, 2005. We raised a total of $120,240 in the offering. Until that time, our president Christopher Doran loaned us small amounts of money as required for general and administrative expenses (although there was no written agreement to this effect). Based on our current finances, we do not believe will we have to raise additional funds in the next 6 months. We do not intend to undertake any product research or development in the next twelve months. We do not own any plant or equipment, nor do we intend to acquire or sell any plant or significant equipment in the next twelve months. Messrs. Doran and Doran are our only employees and we do not intend to make any significant changes in the number of employees during the next twelve months.

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

Our president and one of our directors, Mr. Christopher Doran, originally advanced small loans to us which were used for organizational and start-up costs and operating capital until we received the funds raised in our offering. The loans did not bear interest and there were no documents reflecting the loans. In total, Mr. Doran lent us a total of $8,829. This amount was repaid to him on April 6, 2006.

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

We were incorporated on July 3, 2002 and only just recently completed our business plan to produce a music album. None of the business plan has been implemented to date. We have not commenced operations or realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. We have not entered into or negotiated any contracts for a recording studio, orchestra, distributor, record label, promotions team, radio or television advertisements, web page, venues for live performances or a prominent female performer. Our net loss since inception is $54,394. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

To conduct costly marketing activities for the album, we may need to raise additional funds. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a result of a number of factors, including those described in these risk factors. We are paying for our business activities through funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. We raised a total of $120,240 in our offering which closed on August 22, 2005. Approximately $20,000 was used to pay our offering related expenses. However, we will need to arrange for additional funding beyond this amount. We do not have any commitments for such additional funding. We expect to raise additional working capital through offerings of our common stock or through loans. There is no guaranty that we will be able to arrange for equity financings or obtain loans on favorable terms or on any terms at all. If we are not able to raise additional working capital, our ability to expand and raise revenue will be harmed. In addition, our inability to raise additional working capital may force us to go out of business in which case you will lose your entire investment.

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

12. We are undercapitalized and as April 30, 2006 we have assets of only $66,099. If we do not receive additional funding or loans we will go out of business.

As of April 30, 2006 we had assets of $66,099. We are paying for our current business activities with funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. We raised a total of $120,040 in the offering which closed on August 22, 2005. Based on our current expenditures, we anticipate that we will need additional funds in the near future to fully implement our business plan. We have not secured any additional funding, whether in the form of private placements, loans or otherwise, and if we are unable to secure financing we may go out of business.

13. We lack a specific business plan for events subsequent to the production, sales and tour of the CD and as such it is possible that we will not produce further albums and we may not continue as a production company. If we do not continue as a production company we will likely go out of business.

We lack a specific business plan for events subsequent to the production, sales and tour of the CD. Without a specific business plan we may not be able to produce further albums and will not continue as a production company. If we do not continue as a production company and do not receive adequate revenue from Christopher Doran's CD we will likely go out of business and dissolve.

Plan of Operations - Next 12 Months

For the next 12 months we plan to expend a total of approximately $120,000 in respect of our production of an album featuring the accomplished Tenor vocalist Christopher Jon Doran. We are currently expending funds on our business activities that were raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. We raised a total of $120,240 in the offering that closed on August 22, 2005. We estimate that we will expend approximately $10,000 on general and administrative expenses over the next 12 months and working capital of approximately $10,000.

Based on our current plan of operations, we have sufficient funds for the next 6 months, after which time we will require additional funds to continue our business plan to produce an opera album. In the event that we are unable to raise additional financing in the next 6 months, and fail to generate any cash flow, we may modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At April 30, 2006, there was working capital of $64,756 compared to working capital of ($13,156) at July 31, 2005.

At April 30, 2006, our total assets were $66,099.

At April 30, 2006, our total current liabilities were $1,343 which is down from $13,183 at July 31, 2005.

We posted losses of $35,489 for the three months ending April 30, 2006, compared to losses of $1,154 for the three months ending April 30, 2005. We posted losses of $54,394 since inception April 30, 2006. The sole component of the losses since inception through April 30, 2006 were general and administrative expenses of 54,394.

Operating expenses for the three months ending April 30, 2006 were $35,489. Operating expenses for the three months ending April 30, 2005, which was $1,154. Operating expenses since inception to April 30, 2006 were $54,394.

At April 30, 2006, we had cash on hand of $66,099.

Our president and one of our directors, Mr. Christopher Doran, originally loaned us small amounts of money used for organizational and start-up costs and operating. The loans from Mr. Doran did not bear interest, there was no documentation reflecting the loans and the loans were not due on any specific date. In total, Mr. Doran advanced us $8,829. On March 29, 2006 we received proceeds of $120,240 from our SB2 registration statement offering which closed on August 22, 2005. Mr. Doran accepted full repayment of the loan of $8,829 on April 6, 2006.

Going Concern

We have historically incurred losses, and through April 30, 2006 we have incurred losses of $54,394 from our inception. Because of these historical losses, we will require working capital to develop our business operations. We raised a total of $120,240 in an offering that closed on August 22, 2005. We have now received these funds from our escrow agent. However, we anticipate needing additional capital after 6 months that we may raise through private placements, additional public offerings and/or bank financing. We have not made any arrangements for funding to date.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

DORANETTI MUSIC INC.
Date: June 20, 2006	/s/ Christopher Doran
Christopher Doran, President and CEO (Principal Executive Officer) and CFO (Principal Accounting Officer) and Director

Date: June 20, 2006	/s/ Brad Doran
Brad Doran, Secretary and Director