Form 10KSB
period 2006-07-31
DORANETTI MUSIC INC
filed 2007-03-26
CIK 1266178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

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

Yes　[X]　　　　　No　[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes　[X]　　　　　No　　[ ]

__________________________________________________________________________________________________________________

State issuer's revenues for its most recent fiscal year.　　Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.15, our aggregate market value is $432,240.

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

2,901,600 common shares issued and outstanding as of March 25, 2007.

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

Transitional Small Business Disclosure Format (Check one):　　　Yes [ ];　　　　　No [X].

__________________________________________________________________________________________________________________

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

General

We were incorporated in the State of Nevada on July 3, 2002. We have no current business. We are a development stage company, with no assets, revenue, experience in the proposed line of business, or capital, and a deficit of $54,386 since our inception. We intend to be a start-up music producing company. We maintain our statutory registered agent's office at Suite 880 - 50 West Liberty Street, Reno, Nevada, 89501 and our business office is located at 93 Joseph Place, Nesconset, New York 11767. Our telephone number is (631) 796-6211. We do not lease or own any real property. Our office space is an office located within the personal residence of Mr. Christopher Doran. When we commence operations, it may be necessary for us to seek appropriate individual offices. Management believes suitable commercial space will be available when it is necessary.

Background

We have only just completed our first business plan to produce an album featuring the accomplished Tenor vocalist Christopher Jon Doran. We have not yet commenced the production of our proposed album, or the marketing and deployment of the album other than through the construction of our website located at www.doranetti.com. We intend to finance our business activities via funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2005. On March 29, 2006 we received funds paid to our escrow agent for subscription agreements signed, and shares purchased, during our offering that closed on August 22, 2005. We raised a total of $120,240. We intend to use these funds for general and administrative purposes and, specifically, to implement our business plan of producing an opera album. We will complete a scaled down version of the business plan outlined in our Form SB-2

__________________________________________________________________________________________________________________

Proposed Business Focus

We intend to produce an album featuring the accomplished Tenor vocalist Christopher Jon Doran See "Background of Officers and Directors". The funds raised from our offering will be used exclusively for the production of this album. The album will consist of up to 12 pieces, including several opera arias, Neapolitan folk songs and one to two original selections.　It was initially proposed that the album be recorded in London, England. 　We are now researching production facilities in the New York area. Once the album is released, we will retain an international distributor to handle shipping while either an interested record label or an independent promotions team will be responsible for all the marketing. In the future, if this album is successful (demand for the CD exceeds the supply) we may produce more copies of the album to satisfy the demand. We may also produce other CDs by Christopher Doran if we sell all of the CDs initially produced. In addition, we may even produce albums for other artists in different musical genres. We have not located any such other artists and in order to produce further albums and we would have to raise additional financing.

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

Promotion will mainly be supported by radio, television, a web page and various live performances. No negotiations or agreements, preliminary or otherwise have been entered into for any of these services, other than our website which is found at www.doranetti.com.. The determination of which promotions to be used will be done by our board of directors.

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
  Merchandising-Although more conducive to a rock or top 40 type artist, we are hopeful that there may be sales possibilities for items such as t-shirts and posters with the image of Mr. Doran. We anticipate that we will employ other companies to merchandise the CD. No negotiations or agreements, preliminary or otherwise have been entered into in the merchandising market for CDs of opera and Neapolitan folk songs. Sales will be dictated by the sale of the CD. We are of the view that the merchandising market for CDs of opera and Neapolitan songs is a niche market that is relatively small. Given that, we anticipate that there will be little competition for merchandising products. We do not however anticipate significant sales in this area.

  __________________________________________________________________________________________________________________

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

__________________________________________________________________________________________________________________

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

__________________________________________________________________________________________________________________

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

The orchestra who perform on the CD may also be entitled to royalty rights from revenue derived from the sale of our CD or related products. We have no agreements in place to date on these matters and this is subject to negotiation. We may also opt to pay a small lump sum advance buyout of the orchestra's rights to royalties as a performer. We estimate that the percent royalty payable to the orchestra will be approximately 10%.

PLAN OF OPERATIONS

The proposed album will contain up to 12 selections featuring the accomplished Tenor vocalist Christopher Jon Doran. 　These 12 pieces will consist of opera arias, Neapolitan folk songs and one to two original selections.

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

Orchestral Recording

It is our intention that the CD will be recorded in New York city. 　A 60-piece version of this orchestra will be commissioned to best suit the repertoire. As well, a prominent Studio will be booked as the primary recording facility.

A 60 piece orchestra will be required to accommodate both the Classical selections and the original pieces. 　To record a total of 48-50 minutes of final material, a minimum of nine hours recording time will be required to be booked in addition to the rehearsal. 　These nine hours are further broken down by General and Classical rates to take advantage of lower recording costs for classical repertoire. 　The following fees are based on average costs as outlined by a qualified symphony orchestra in the greater New York area.

__________________________________________________________________________________________________________________

All amounts are in US Dollars. We anticipate that the Orchestra will require all fees be paid in advance, 12 days prior to the first recording session:

General rate for audio recording (one 3 hour session):	$7,000.00
Management Fee (12.5%) (payable to the manager of the Orchestra)	$625.00
Classical rate for audio recording (two 3 hour sessions):
60 players (including concert master and librarian)	$10,000.00
Management Fee (12.5%)	$1,250.00
Conductor (as negotiated with his or her agent)	$3,000.00
Instrument Transportation (includes basic orchestral percussion)	$925.00
Rehearsal fee for two hours of time (if possible)	$3,200.00
Rehearsal location - large room rental for two hours	$1,500.00
Purchase of sheet music from Kalmus Music (10 selections)	$500.00
Total cost for hiring the orchestra	$28,000.00

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

Our representative informally contacted the Orchestras in the greater New York area to obtain a current fee schedule.

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

__________________________________________________________________________________________________________________

Estimated rates at studios in greater New York area are as follows. We have no agreement to record.
daily rate for the large Studio 1 (includes assist. engineer)	$3,000.00
entire booking would be 7 days	$21,000.00
daily setup fee of $150.00	$1,050.00
Experienced engineer for 7days	$4,050.00
Format for Sony 48 track digital tape (4 hours running time)	$1,800.00
Album producer fee (flat fee for 7 days in the studio)	$6,000.00
The fees listed for recording the CD at Abbey Road are all the costs in recording the CD. ORIGINAL SELECTIONS:
MIDI (Musical Instrument Digital Interface) studio production - includes MIDI mock-ups and possible audio transfers - this will involve the use of Mr. Doran's composition tracks which will be transferred into a software program known as Protools for production.	$3,100.00
Orchestration cost for 60 pieces (2 original songs) - this will be the cost for assistance by a producer in assisting with orchestration for 60 a piece ensemble.	$3,000.00
Copying charges for the orchestral music (2 original songs)	$1,100.00
Mastering cost for the entire album at New York area studios - mastering is the final process of taking the tracks (vocal and instrumental) and balancing them on the final CD which will then be used to make copies for distribution.	$900.00
Total cost of recording facilities and personnel:	$46,000.00

Our representative informally contacted studios in the greater New York area to obtain fee schedules upon which the above cost estimates are based. However, we have had no specific discussions with either studio in connection with our company undertaking a recording. We anticipate that the above sets out all of the costs associated with recording the CD, however, there may be additional costs, which we have not accounted for. We will not be paying any fees to Mr. Christopher Doran other than the 20% royalty he is entitled to under the music production agreement.

Additional Expenses

The "additional expenses" of $15,200 described below are for the production of the CD.

Female Singer

We initially proposed that one of the original pieces will be a duet performed with a prominent female vocalist, possibly even from another music genre. No negotiations or agreements, preliminary or otherwise have been entered into with a prominent female singer. Due to insufficient funds raised, we will not be doing a duet with a female singer.

Travel

We initially contemplated producing the album in London, England. Due to insufficient funds raised we will be producing the album in New York. Minimal travel will be required.

__________________________________________________________________________________________________________________

Packaging

It is our goal that the packaging of this CD will satisfy both the classical connoisseur and mainstream fans alike. The artwork will contain many full color photos of Christopher Jon Doran, the orchestra and the recording process. We also intend to include a full colour booklet with a detailed artist history, song lyrics, and a full credit list including supporters and patrons. Based on informal discussions with music producers, we believe we can include photographs of the Symphony in the packaging of the CD. It is anticipated that there may well be associated fees or royalties in respect of such inclusions, which amounts are anticipated to be covered by our allocation for "additional expenses". In the event that such fees or royalties are cost prohibitive, the company may decide not to include such photographs in the CD packaging. We anticipate the cost of the royalties for the inclusion of photographs of the Symphony to be approximately $1,000 each.

The CD art and duplication costs are as follows: 　　(This includes full colour artwork plus a 40 page booklet)
Design, typesetting and photo layout (photos to be supplied)	$1,680
Printing of 13,000 units = $1.04/unit (not incl.) - this includes CD & art printing, plate setup, label film, bar code, jewel box & shrink wrap)	$13,520
Total cost of additional expenses	$15,200
Total cost of album production	$89,200

The fee listed for packaging the CD includes all costs in connection with packaging.

The total costs of album production of $89,200 includes estimated costs of $28,000 for the orchestra recording, $46,000 for the recording facilities and personnel, and $15,200 of additional expenses.

Miscellaneous expenses will include the photographs of the orchestra and the union buy-out fees.

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

  Contracting a sales and promotions team with one to two experienced promoters . Some of their jobs would include: 　building relationships with radio programmers, tracking radio play, creating press releases, organizing concerts and artist appearances, distribution of posters and other promotional material, overseeing all the promotional concepts, etc. We anticipate the costs for this to be approximately $15,000.

__________________________________________________________________________________________________________________

  Finding an international label interested in distribution.
  Printing a full-colour poster campaign to be used primarily at CD stores. We anticipate the costs for this to be approximately $5,000.
  Creation of an artist web page where people can hear clips of the material and CDs can be purchased. We have completed the web page. In our Form SB-2 we statd that If we raise the minimum amount of proceeds we will undertake only limited promotional efforts. Such limited promotional efforts will primarily include web site and performance promotion only.
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
Estimated cost of promotional concepts over 1 year:	$25,000
Total proposed cost to produce, manufacture and promote the Christopher Jon Doran tenor solo album including working capital of $3,800 and general and administrative costs of $5,000:	$120,000

The marketing and promotion of our CD will primarily be supported by advertising on radio, television, a web page and various performances by Christopher Doran. The anticipated costs associated with the promotion are $25,000, as described above.

We believe that this album will cater to several large music markets in its wide appeal. 　We believe the sound of a strong Tenor with a full orchestra is becoming increasingly popular in today's culture, thanks to the efforts of great singers such as Pavarotti and Domingo. It is our goal to make an internationally acclaimed album using memorable arias mixed with fresh original music, a well respected orchestra .

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

  __________________________________________________________________________________________________________________

  Writing of original pieces by Mr. Christopher Doran. Mr. Doran commenced the writing of the original pieces for our album approximately 8 months ago. We anticipate the completion of these original pieces within 15 the next several months.
  Hiring the Symphony Orchestra for the recording - we estimate this will cost approximately $28,000.
  Production of the album booking the Studio - we estimate this will cost $43,000, depending upon the amount of days we book in the studio. We anticipate that the timeframe for production will be 7 days commencing in the next few months we have raised sufficient funding.
  Packaging of approximately 13,000 CDs for distribution - this step will cost approximately $15,200. We anticipate packaging the CD immediately after completion of its production.
  Promotion of the album - this will cost up to $25,000 over a period of 12 months. We anticipate commencing promotions of the within several weeks of completion of the production and packaging.
  We estimate that we will first generate revenues within approximately 12 months from the production and promotion of our first album featuring Mr. Doran.
  Production and promotion of additional albums featuring tenor vocalist Christopher Jon Doran and/or other classically trained vocalists - subject to the success of our first album featuring Christopher Jon Doran, we may decide to undertake an additional album featuring Mr. Doran. Alternatively, we may decide to produce and promote additional albums featuring other classically trained vocalists. We have not yet commenced our search for any other vocalists, nor have we arranged any financing to undertake a second album. We will need to obtain additional financing in the futurein respect of our intention to produce a second or subsequent albums. We have no assurance that future financing will be available to us at all or on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing will result in additional dilution to existing shareholders. It is our long term goal to become a production company. Whether this occurs will depend on a number of factors the principal one being the success of this CD with Mr. Christopher Doran. If this CD is not successful we will likely not produce further albums and we will not continue as a production company and we will likely dissolve. Other factors that will influence our decision and ability to continue as a production company will be our ability to raise additional funds. If we obtain additional funding we will not dissolve regardless of the success of the CD of Christopher Doran.

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

__________________________________________________________________________________________________________________

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

__________________________________________________________________________________________________________________

5. We have no operating history and have maintained losses since inception which we expect to continue into the future. We have never had any revenues to date. Failure to generate revenues will cause us to go out of business.

We were incorporated on July 3, 2002 and only just recently completed our business plan to produce a music album. None of the business plan has been implemented to date. We have not commenced operations or realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. We have not entered into or negotiated any contracts for a recording studio, orchestra, distributor, record label, promotions team, radio or television advertisements, or venues for live performances. We have created our website located at www.doranetti.com. Our net loss since inception is $64,764. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

__________________________________________________________________________________________________________________

8. We must generate sufficient revenues from record sales to operate our business profitably and if we do not we may have to cease operations.

We have nominal assets and no current operations with which to create operating capital. We seek to raise operating capital to produce and promote an album. We have only raised $120,000 which will cover our initial start-up expenses and offering costs and to provide limited working capital to fund our operating costs for an initial 12-month period. Under our current business plan, we will probably not sell enough CDs for us to make a profit on our initial production. However if we do not generate sufficient revenues after we complete production of the album we may not be able to operate profitably and if this happens we may have to cease operations beyond this initial period. If we cease operations you will lose your entire investment.

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

10. Other performers on our CD may have rights to the intellectual property of the music recorded and this may impact our revenue.

If any other performers are involved in the production of our CD they may have intellectual property rights to the musical content on the CD. If this is the case, these other artists may be entitled to a portion of the revenues derived from sales of our CD which will decrease the revenues we receive and may limit or prevent us from making a profit from the sale of our CD.

12. We are undercapitalized and as July 31, 2006 we have assets of only $56,729. If we do not receive additional funding or loans we will go out of business.

As of July 31, 2006 we had assets of $56,729. We are paying for our current business activities with funds raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2006. We raised a total of $120,040 in the offering which closed on August 22, 2005. Based on our current expenditures, we anticipate that we will need additional funds in the near future to fully implement our business plan. We have not secured any additional funding, whether in the form of private placements, loans or otherwise, and if we are unable to secure financing we may go out of business.

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

__________________________________________________________________________________________________________________

Item 2. Description of Property.

We own the domain www.doranetti.com. Our administrative mailing office is located at 93 Joseph Place, Nesconset, New York, 11767 and our telephone number is 631-792-6211.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended July 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is not quoted on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board. We intend to make application for a quotation of our stock.

As of November 14, 2006 we have 45 registered shareholders and 2,901,600 shares outstanding.

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

__________________________________________________________________________________________________________________

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $120,000 in respect of our production of an album featuring the accomplished Tenor vocalist Christopher Jon Doran. We are currently expending funds on our business activities that were raised in our offering pursuant to our SB2 registration statement declared effective on February 22, 2006. We raised a total of $120,240 in the offering that closed on August 22, 2005. We estimate that we will expend approximately $5,000 on general and administrative expenses over the next 12 months and working capital of approximately $3,800.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$5,000
Operations
CD Production
Hiring of Orchestra	$28,000
Studio Production of Album	$43,000
CD Packaging	$15,200
Album Promotion	$25,000
Working Capital	$3,800
Total	$120,000

We estimate that we will first generate revenues within approximately 12 months from the production and promotion of our first album featuring Mr. Doran.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At July 31, 2006, there was working capital of $54,386 compared to a working capital deficitof ($13,156) at July 31, 2005.

At July 31, 2006, our total assets were $56,729, which consisted only of cash.

At July 31, 2006, our total current liabilities decreased to $2,343 from $13,183 at July 31, 2005.

__________________________________________________________________________________________________________________

We posted losses of $49,508 for the year ended July 31, 2006 and $64,764 since inception to July 31, 2006. The principal components of the losses since inception through July 31, 2006 were administrative expenses of $19,508 and legal and consulting fees of $30,000.

Operating expenses for the year ended July 31, 2006 were $49,508. Operating expenses for the year ended July 31, 2005, which was $8,454. Operating expenses since inception to July 31, 2006 were $64,764.

Our president and one of our directors, Mr. Christopher Doran, originally loaned us small amounts of money used for organizational and start-up costs and operating. The loans from Mr. Doran did not bear interest, there was no documentation reflecting the loans and the loans were not due on any specific date. In total, Mr. Doran advanced us $8,829. On March 29, 2006 we received proceeds of $120,240 from our SB-2 registration statement offering which closed on August 22, 2005. Mr. Doran accepted full repayment of the loan of $8,829 on April 6, 2006.

We have had no revenues from inception. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

We posted losses of $49,508 for the year ended July 31, 2006, losses of $8,454 for the year ended July 31, 2005, and losses of $64,764 since inception to July 31, 2006. The principal component of the loss was for general and administrative expenses and legal and consulting fees.

Operating expenses for the year ended July 31, 2006 were $49,508 compared to the year ending July 31, 2005 that were $8,454.

Product Research and Development

Our business plan is to produce an album featuring Christopher Doran.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2006.

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

Going Concern

We have historically incurred losses, and through July 31, 2006 we have incurred losses of $64,764 from our inception. Because of these historical losses, we will require working capital to develop our business operations. We raised a total of $120,240 in an offering that closed on August 22, 2005. We have now received these funds from our escrow agent. However, we anticipate needing additional capital after 6 months that we may raise through private placements, additional public offerings and/or bank financing. We have not made any arrangements for funding to date.

__________________________________________________________________________________________________________________

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

Due to our being a development stage company and not having generated revenues, in the financial statements for the year ended July 31, 2006, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In November　2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.　151 ("SFAS 151"), "Inventory Costs." SFAS 151 amends the guidance in APB No.　43, Chapter　4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June　15, 2006. Management does not believe the adoption of SFAS 151 will have a material affect on the financial statements.

__________________________________________________________________________________________________________________

In December, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2006. Management does not believe the adoption of SFAS 153 will have a material affect on the financial statements.

In December, 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)"), "Share-Based Payment." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2006. does not believe the adoption of this statement will have a material affect on the Company's financial position or results of operations.

Management does not believe that the adoption of any of these new pronouncements will have a material effect on our financial position or results of operations of the Company.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Independent Auditor's Report, dated January 29, 2007

Balance Sheet as at July 31, 2006

Statements of Operations for the year ended July 31, 2006, July 31, 2005 and for the period from July 2, 2002 (incorporation) to July 31, 2006

Statements of Stockholders' Equity (Deficit) for the years ended July 31, 2006, 2005, 2004, 2003 and for the period from July 2, 2002 (incorporation) to July 31, 2002

Statements of Cash Flows for the years ended July 31, 2006, July 31, 2005 and for the period from July 2, 2002 (incorporation) to July 31, 2006

Notes to the Financial Statements

__________________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Doranetti Music, Inc.
Kings Park, Long Island, NY

We have audited the accompanying balance sheet of Doranetti Music, Inc. as of July 31, 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended and for the period from July 2, 2002 (Inception) through July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doranetti Music, Inc. as of July 31, 2006, and the results of its operations and its cash flows for each of the two years then ended and for the period from July 2, 2002 (Inception) through July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Doranetti Music, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Doranetti Music, Inc. has incurred losses through July 31, 2006 and 2005 totaling $49,508 and $8,454, respectively. Doranetti Music, Inc. will require additional working capital to develop its business until Doranetti Music, Inc. either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Doranetti's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

LBB & Associates Ltd., LLP
Houston, Texas

January 29, 2007

__________________________________________________________________________________________________________________

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

July 31, 2006
ASSETS
Current assets
Cash	$ 56,729
Total current assets	$ 56,729
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 2,343
Total current liabilities	2,343
Total liabilities	2,343
Commitments
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,901,600 shares issued and outstanding	2,902
Additional paid-in capital	116,248
Deficit accumulated during the development stage	(64,764)
Total stockholders' equity	54,386
Total liabilities and stockholders' equity	$ 56,729

See accompanying summary of accounting policies and notes to financial statements.

__________________________________________________________________________________________________________________

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended July 31, 2006 and 2005
and From July 2, 2002 (Inception) through July 31, 2006

	Years Ended July 31,		Inception through July 31,
	2006	2005	2006
Expenses:
General and administrative	$ 19,508	$ 8,454	$ 34,764
Legal and consulting	30,000	-	30,000
Net loss	$ 49,508	$ 8,454	$ 64,764
Net loss per share:
Basic and diluted	$ (0.02)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,372,324	2,100,000

See accompanying summary of accounting policies and notes to financial statements.

__________________________________________________________________________________________________________________

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from July 2, 2002 (Inception) through July 31, 2005

	Common stock		Additional paid in capital	Subscription receivable	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock to founders for cash	2,000,000	$ 2,000	$ -	$ (1,800)	$ -	$ 200
Issuance of common stock for services	100,000	100	-	-	-	100
Net loss	-	-	-	-	(100)	(100)
Balance, July 31, 2002	2,100,000	2,100	-	(1,800)	(100)	200
Net loss	-	-	-	-	(2,173)	(2,173)
Balance, July 31, 2003	2,100,000	2,100	-	(1,800)	(2,273)	(1,973)
Payment on subscription receivable	-	-	-	1,800	-	1,800
Net loss	-	-	-	-	(4,529)	(4,529)
Balance, July 31, 2004	2,100,000	2,100	-	-	(6,802)	(4,702)
Net loss	-	-	-	-	(8,454)	(8,454)
Balance, July 31, 2005	2,100,000	2,100	-	-	(15,256)	(13,156)
Issuance of common stock for cash	801,600	802	116,248	-	-	117,050
Net loss	-	-	-	-	(49,508)	(49,508)
Balance, July 31, 2006	2,901,600	$ 2,902	$ 116,248	$ -	$ (64,764)	$ 54,386

See accompanying summary of accounting policies and notes to financial statements.

__________________________________________________________________________________________________________________

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended July 31, 2006 and 2005
and From July 2, 2002 (Inception) through July 31, 2006

	Years Ended July 31,		Inception through July 31
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (49,508)	$ (8,454)	$ (64,764)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock for services	-	-	100
Net change in:
Accounts payable and accrued liabilities	(2,011)	2,354	2,343
CASH FLOWS USED IN OPERATING ACTIVITIES	(51,519)	(6,100)	(62,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances	(8,829)	6,100	-
Sale of common stock net share issue cost	117,050	-	119,050
CASH FLOWS PROVIDED BY FINANCING	108,221	6,100	119,050
NET CHANGE IN CASH	56,702	-	56,729
Cash, beginning of period	27	27	-
Cash, end of period	$ 56,729	$ 27	$ 56,729
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements.

__________________________________________________________________________________________________________________

DORANETTI MUSIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Doranetti Music, Inc. ("Doranetti") was incorporated in Nevada on July 2, 2002, to produce an album featuring the accomplished Tenor vocalist Christopher Jon Doran. The album will consist of 12 pieces, including several opera arias, Neapolitan folk songs with 1-2 original selections. The album will be recorded in New York using a Symphony. Currently, Doranetti has limited operations and is a development stage company.

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

NOTE 2 - GOING CONCERN

Doranetti's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Doranetti has incurred net losses of $49,508 and $8,454 for the years ended July 31, 2006 and 2005, and has an accumulated deficit of $64,764 at July 31, 2006. This condition raises substantial doubt about Doranetti's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

__________________________________________________________________________________________________________________

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

The provision for refundable Federal income tax consists of the following:
July 31,
2006
Refundable Federal income tax attributable to:
Current operations	$ 17,000
Less, change in valuation allowance	(17,000)
Net refundable amount	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
July 31,
2006
Deferred tax asset attributable to:
Net operating loss carryover	$ 22,000
Less, valuation allowance	(22,000)
Net deferred tax asset	$ -

At July 31, 2006, Doranetti had an unused net operating loss carryover approximating $65,000 that is available to offset future taxable income; it expires beginning in 2025.

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

__________________________________________________________________________________________________________________

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

NOTE 6 - SHAREHOLDER ADVANCES

During the year ending July 31, 2005 a shareholder of the company advanced the company $6,100, which brought the shareholder's loan to a total of $8,829. The entire advances were paid off as of July 31, 2006.

NOTE 7 - COMMITMENTS

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

During the two most recent fiscal years ended July 31, 2004 and 2003 and in the subsequent interim periods through the date of dismissal, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Malone & Bailey, PLLC to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. LBB & Associates Ltd., LLP (formerly: Lopez, Blevins, Bork & Associates, L.L.P). was engaged on September 8, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by the Board of Directors.

During the years ended July 31, 2004 and 2003 and subsequent to July 31, 2004 through the date hereof, neither Doranetti nor anyone on our behalf consulted with LBB & Associates Ltd., LLP. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has LBB & Associates Ltd., LLP. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being July 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

__________________________________________________________________________________________________________________

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at July 31, 2006, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Christopher Doran 20 Rose Street Smithtown, NY 11787	Director, President, Secretary and Treasurer	37	July 3, 2002
Brad Doran 1360 Lehigh Street, Boulder, Colorado 80385	Director	34	July 3, 2002

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

Spring, 2006, Alfredo, La Traviata, Brooklyn Opera Lenski, Eugene Onegin

October, 2005, Ferrando, Cosi Fan Tute, Brooklyn Opera

December, 2005, Edgardo, Lucia Di Lammermoor

Mar 7, 1999, Tenor Soloist - Messa Cellensis, Laudate Chorus, CBC Radio Orchestra

__________________________________________________________________________________________________________________

Feb 12-20, 1999, Role of Ernesto in Don Pasquale - Burnaby Lyric Opera

Feb 9, 1998, Role of Malcolm in Macbeth - Vancouver Opera, Extreme Opera

Dec 20-21, 1998, Tenor Soloist - Handel's Messiah - Vancouver Symphony Orchestra, Vancouver Bach Choir

June, 1997, Role of Don Ottavio in Don Giovanni - Vancouver Academy of Music

Nov. 22-Dec. 1, 1997, Role of the Second Jew - Vancouver Opera, Salome

April, 1996, Tenor Soloist - Lord Nelson Mass, Schubert "C", CBC Radio Orchestra

Mar 12, 1995, Tenor Soloist - Bach Magnificat, CBC Radio Orchestra

June, 1995, Role of Tamino in the Magic Flute - Vancouver Academy of Music

November, 1995, Role of the Prince in Into the Woods, UBC Opera

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

__________________________________________________________________________________________________________________

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

Our Compensation Committee is currently made up of Christopher Doran and Brad Doran. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on November 1, 2005.

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

__________________________________________________________________________________________________________________

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

__________________________________________________________________________________________________________________

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended July 31, 2006.

__________________________________________________________________________________________________________________

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at July 31, 2006.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2006.

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

__________________________________________________________________________________________________________________

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at November 14, 2006, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Christopher Doran 20 Rose Street Smithtown, New York 11787	2,000,000 common shares	68.9%
Brad Doran 1360 Lehigh Street Boulder, Colorado 80385	100,000	3.4%
Directors and Executive Officers as a Group	2,100,000 common shares	72.3%

(1) Based on 2,901,600 shares of common stock issued and outstanding as of November 14, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

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

Exhibit Number and Exhibit Title

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 10, 2004).

3.2 By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on March 10, 2004).

__________________________________________________________________________________________________________________

(10) Material Contracts

10.1 Music Artist Agreement dated September 1, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A, filed April 22, 2004).

10.2 Escrow Agreement dated February 10, 2006 (incorporated by reference from our Registration Statement on Form SB-2/A, filed on February 10, 2006).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Christopher Doran

(32) Section 906 Certification

32.1 Certification of Christopher Doran

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2006 were $3,000.

Audit Related Fees

For the fiscal year ended July 31, 2006, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

For the fiscal year ended July 31, 2004, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended July 31, 2006, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

For the fiscal year ended July 31, 2005, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

We do not use LBB & Associates Ltd., LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage LBB & Associates Ltd., LLP to provide compliance outsourcing services.

__________________________________________________________________________________________________________________

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before LBB & Associates Ltd., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The audit committee has considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP 's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORANETTI MUSIC INC.

By: /s/ Christopher Doran
Christopher Doran, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By: /s/ Brad Doran
Brad Doran, Director

Date: March 25, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Christopher Doran
Christopher Doran	President, Secretary and Treasurer	March 25, 2007
/s/ Brad Doran
Brad Doran	Director	March 25, 2007